Form 10-K
period 2025-12-31
Hennessy Capital Investment Corp. VIII
filed 2026-03-30
CIK 2099093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-43100

HENNESSY CAPITAL INVESTMENT CORP. VIII

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1872964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 US Hwy 50, Suite 207 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (775)-339-1671

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	HCIC	The Nasdaq Stock Market LLC

Rights, each right entitling the holder to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of an initial business combination	HCICR	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share and one right	HCICU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s Units began trading on the Nasdaq Global Market on February 5, 2026, and the registrant’s Class A ordinary shares began separate trading on the Nasdaq Global Market on March 30, 2026. The aggregate market value of the registrant’s Units outstanding, other than Units held by persons who may be deemed affiliates of the registrant, at March 27, 2026, computed by reference to the closing price for registrant’s Units on such date, as reported on The Nasdaq Global Market, was $241,500,000.

As of March 30, 2026 there were 24,821,000 Class A ordinary shares, and 10,692,515 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). HCIC’s forward-looking statements include, but are not limited to, statements regarding HCIC or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “projects,” “predicts,” “should,” “will,” or “would,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

HCIC cautions that forward-looking statements are not guarantees of future performance and that its actual results of operations, financial condition and liquidity and developments in the industry in which it operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Report, and undue reliance should not be placed on forward-looking statements. In addition, even if HCIC’s results or operations, financial condition and liquidity and developments in the industry in which it operates are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Report are based on HCIC’s current expectations and beliefs concerning future developments and their potential effects on HCIC. There can be no assurance that future developments affecting HCIC will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond HCIC’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HCIC’s ability to select an appropriate target business or businesses;

●	HCIC’s ability to complete its initial business combination;

●	HCIC’s expectations around the performance of a prospective target business or businesses;

●	HCIC’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its initial business combination;

●	HCIC’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HCIC’s business or in approving its initial business combination;

●	HCIC’s potential ability to obtain additional financing to complete its initial business combination;

●	HCIC’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HCIC’s officers and directors to generate a number of potential business combination opportunities;

●	HCIC’s public securities’ potential liquidity and trading;

●	the lack of a market for HCIC’s securities;

●	the availability to HCIC of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	HCIC’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Report and in HCIC’s final prospectus filed in connection with its initial public offering.

The foregoing risks and uncertainties may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of HCIC’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. HCIC undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to HCIC’s amended and restated memorandum and articles of association as in effect on the date of this Report;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” are to the period following the completion of HCIC’s initial public offering at the end of which, if it has not completed its initial business combination, HCIC will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. HCIC will have 24 months from the closing of the initial public offering to consummate an initial business combination. Public shareholders can vote at any time to amend HCIC’s amended and restated memorandum and articles of association to modify the amount of time HCIC will have to complete an initial business combination, in which case its public shareholders will be offered an opportunity to redeem their public shares;

●	“Deferred Underwriter” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC;

●	“directors” are to HCIC’s directors;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for HCIC’s Class A ordinary shares issued in a financing transaction in connection with HCIC’s initial business combination, including but not limited to a private placement of such securities;

●	“founder shares” are to HCIC’s Class B ordinary shares and the HCIC’s Class A ordinary shares issued upon the automatic conversion thereof at the time of its initial business combination or at any time prior thereto at the option of the holder thereof as described herein;

●	“HCIC” “Hennessy VIII,” or “company” are to Hennessy Capital Investment Corp. VIII, a Cayman Islands exempted company with limited liability;

●	“initial shareholders” are to HCIC’s sponsor and any other holders of its founder shares (or their permitted transferees);

●	“letter agreement” are to the letter agreement entered into by HCIC and the initial shareholders in connection with its initial public offering;

●	“management” or HCIC’s “management team” are to its officers and directors;

●	“ordinary shares” are to HCIC’s Class A ordinary shares and its Class B ordinary shares, collectively;

●	“permitted withdrawals” are to the aggregate amounts withdrawn to fund HCIC’s working capital requirements following HCIC’s initial public offering related to HCIC’s search for an initial business combination, subject to an annual limit of 5.0% of the interest generated on the amount held in the trust account, and to pay HCIC’s taxes, other than excise taxes, if any; all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	“private placement” are to a subscription of 671,000 private placement units at a price of $10.00 per private placement unit for a total purchase price of $6,710,000 by HCIC’s sponsor in a private placement that closed simultaneously with the closing of HCIC’s initial public offering;

●	“private placement rights” are to the share rights included in the private placement units;

●	“private placement shares” are to the Class A ordinary shares included in the private placement units;

●	“private placement units” are to the units, each unit consisting on one Class A ordinary share and one right to receive one-twelfth (1/12) of a Class A ordinary share upon the consummation of an initial business combination, at a price of $10.00 per unit, issued to HCIC’s sponsor, in the private placement or issued to HCIC’s sponsor upon conversion of working capital loans;

●	“public shares” are to HCIC’s Class A ordinary shares sold as part of the units in its initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public shareholders” are to the holders of HCIC’s public shares, including HCIC’s sponsor, officers and directors to the extent its sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

●	“share rights” are to HCIC’s rights sold as part of the units in its initial public offering (whether they were purchased in HCIC’s initial public offering or thereafter in the open market) and the rights sold as part of the private placement units; and

●	“sponsor” are to HC VIII Sponsor LLC, a Nevada limited liability company and an affiliate of Daniel J. Hennessy, HCIC’s Chairman and Chief Executive Officer, and Thomas D. Hennessy, HCIC’s President.

iii

PART I

Item 1. Business.

Overview

HCIC is a newly organized special purpose acquisition company (a “SPAC”) incorporated as a Cayman Islands exempted company, on July 15, 2025, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout this Report as its initial business combination.

The registration statement for HCIC’s initial public offering became effective on February 4, 2026. On February 6, 2026, HCIC consummated its upsized initial public offering of 24.15 million units, which included 3.15 million units sold pursuant to the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $9.67 million, inclusive of $4,830,000 in deferred underwriting commissions.

Substantially concurrently with the closing of HCIC’s initial public offering, HCIC consummated the private placement of 671,000 private placement units at a price of $10.00 per private placement unit to its sponsor generating gross proceeds of $6,710,000.

Upon the closing of HCIC’s initial public offering and the concurrent private placement, $241,500,000 ($10.00 per public share) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in a trust account located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. Except with respect to permitted withdrawals, the proceeds from the initial public and the sale of the private placement units will not be released from the trust account until the earliest of (i) the completion of HCIC’s initial business combination and (ii) the distribution of the funds in the trust account as described below.

On March 24, 2026, HCIC announced that, commencing March 30, 2026, holders of the units sold in its initial public offering may elect to separately trade the Class A ordinary shares and the share rights included in the units. Those units not separated continued to trade on the Nasdaq Global Market under the symbol “HCICU” and HCIC’s Class A ordinary shares and the share rights that were separated trade under the symbols “HCIC” and “HCICR,” respectively.

While HCIC may pursue an acquisition opportunity in any business, industry, sector or geographical location, HCIC intends to focus on industries that complement its management team’s background, and to capitalize on the ability of its management team to identify and acquire a business, focusing on the industrial innovation and energy transition sectors. HCIC is seeking to acquire one or more businesses with an expected aggregate enterprise value of $500 million or greater.

HCIC’s Sponsor

HCIC’s sponsor is a Nevada limited liability company formed for the purpose of serving as HCIC’s sponsor in connection with its search for an initial business combination. The roles and responsibilities of HCIC’s sponsor and its affiliates are to initiate HCIC’s formation through an initial public offering, to identify, acquire and operate one or more businesses, and to hold security interests in HCIC.

The following entities and individuals have a direct or indirect material interest in the sponsor:

i.	Hennessy Capital Group, LLC, a Delaware limited liability company (“HCG”) has a direct material interest in HCIC’s sponsor as its sole managing member;

ii.	Daniel J. Hennessy has an indirect material interest in HCIC’s sponsor as a managing member and majority equity owner of HCG; and

iii.	Thomas D. Hennessy has an indirect material interest in HCIC’s sponsor as a managing member and minority equity owner of HCG.

Since 2014, HCIC’s management team has executed or otherwise served as an advisor to 14 different pending or completed business combinations with early- to late-stage industrial products and services companies, industrial technology and energy transition companies on six continents. HCIC’s management team is one of the most experienced SPAC sponsors and is a leader in the SPAC asset class. The HCIC management team’s track record of pending or completed business combinations structured to bring growth companies to the public markets is summarized below – including initial public offering (“IPO”) year, SPAC size, and business combination target:

●	Hennessy I (2014): SPAC (Hennessy Capital Acquisition Corp. (“Hennessy I”)), Target (Blue Bird Corp. (“Blue Bird”)). Hennessy I’s initial public offering closed January 16, 2014, at approximately $115 million. There was no extension of the SPAC term and there were approximately 64.8% redemptions in connection with the business combination. Hennessy I’s business combination with School Bus Holdings, Inc. to form Blue Bird closed on February 24, 2015. Shares of Blue Bird common stock trade on the Nasdaq Stock Market under the symbol “BLBD”, and the price of the common stock has ranged from $7.14 to $62.9 following the consummation of the business combination, with a closing price of $55.11 on March 27, 2026;

●	Hennessy II (2015): SPAC (Hennessy Capital Acquisition Corp. II (“Hennessy II”)), Target (Daseke, Inc. (“Daseke”)). Hennessy II’s initial public offering closed July 22, 2015, at approximately $200 million. There was no extension of the SPAC term and there were approximately 58.1% redemptions in connection with the business combination. Hennessy II’s business combination with Daseke, Inc. closed on February 27, 2017. Shares of Daseke common stock traded on the Nasdaq Stock Market under the symbol “DSKE”, and the price of the common stock has ranged from $0.86 to $14.47 following the consummation of the business combination. Daseke was acquired by TFI International (NYSE and TSX: TFII) on April 3, 2024 for $8.30 per share;

●	Hennessy III (2017): SPAC (Hennessy Capital Acquisition Corp. III (“Hennessy III”)), Target (NRC Group Holdings Corp. (“NRC Group”)). Hennessy III’s initial public offering closed June 22, 2017, at approximately $258 million. There was no extension of the SPAC term and there were approximately 81.6% redemptions in connection with the business combination. Hennessy III’s business combination with NRC Group closed on October 17, 2018. Prior to its acquisition by US Ecology, Inc., shares of NRC Group common stock traded on the NYSE American under the symbol “NRCG”, and the price of the common stock ranged from $6.65 to $13.00 following the consummation of the business combination. NRC Group was acquired by US Ecology, Inc. on November 1, 2019, for $12.16 per share;

●	Hennessy IV (2019): SPAC (Hennessy Capital Acquisition Corp. IV (“Hennessy IV”)), Target (Canoo Inc. (“Canoo”)). Hennessy IV’s initial public offering closed February 28, 2019, at approximately $303 million. The SPAC term was extended and there were approximately 0.8% redemptions in connection with the extension and no redemptions in connection with the business combination. Hennessy IV’s business combination with Canoo closed on December 21, 2020. Shares of Canoo common stock traded on the Nasdaq Stock Market under the symbol “GOEV” until Canoo filed for Chapter 7 bankruptcy and ceased all operations on January 17, 2025, and the price of the common stock, after giving effect to its reverse stock splits, ranged from $1.12 to $11,453.60 following the consummation of the business combination, with a closing price of $1.35 on January 17, 2025, the date on which Canoo filed for bankruptcy;

●	Hennessy V (2021): SPAC (Hennessy Capital Investment Corp. V (“Hennessy V”)). Hennessy V’s initial public offering closed September 28, 2021. Hennessy V was liquidated in December 2022.

●	two (2021) (members of HCIC’s management team acquired the SPAC sponsor): SPAC (two (“two”)), Target (Logistics Properties of the Americas (“Logistics”)). Two’s initial public offering closed March 30, 2021, at approximately $200 million. The SPAC term was extended twice and there were approximately 76.7% and 16.2% redemptions, respectively, in connection with extensions and approximately 97.5% redemptions in connection with the business combination. two’s business combination with Logistics closed on March 27, 2024. Shares of Logistics common stock trade on the NYSE American under the symbol “LPA”, and the price of the common stock, after giving effect to its stock split, has ranged from $2.04 to $525.00 following the consummation of the business combination, with a closing price of $3.46 on March 27, 2026;

●	PropTech I (2019): SPAC (PropTech Acquisition Corp (“PropTech I”)), Target (Porch Group, Inc. (“Porch”)). PropTech I’s initial public offering closed November 21, 2019, at approximately $173 million. There was no extension of the SPAC term and there were approximately 0.00002% redemptions in connection with the business combination. PropTech I’s business combination with Porch closed on December 23, 2020. Shares of Porch common stock trade on the Nasdaq Stock Market under the symbol “PRCH”, and the price of the common stock has ranged from $0.50 to $27.50 following the consummation of the business combination, with a closing price of $6.76 on March 27, 2026;

●	PropTech II (2020): SPAC (PropTech Investment Corporation II (“PropTech II”)), Target (Appreciate Holdings, Inc. (“Appreciate”)). PropTech II’s initial public offering closed December 3, 2020, at approximately $230 million. There was no extension of the SPAC term and there were approximately 56.8% redemptions in connection with the business combination. PropTech II’s business combination with Appreciate closed on November 29, 2022. Shares of Appreciate common stock traded on the Nasdaq Stock Market under the symbol “SFRT” until November 30, 2023, and the price of the common stock ranged from $0.0001 to $13.40 following the consummation of the business combination;

●	7GC (2020): SPAC (7GC & Co. Holdings Inc. (“7GC”)), Target (Banzai International, Inc. (“Banzai”)). 7GC’s initial public offering closed December 22, 2020, at approximately $230 million. The SPAC term was extended twice and there were approximately 77.9% and 34.4% redemptions, respectively, in connection with extensions and approximately 99.3% redemptions in connection with the business combination. 7GC’s business combination with Banzai closed on December 14, 2023. Shares of Banzai common stock trade on the Nasdaq Stock Market under the symbol “BNZI”, and the price of the common stock, after giving effect to its stock splits, has ranged from $0.88 to $8,285.00 following the consummation of the business combination, with a closing price of $1.07 on March 27, 2026;

●	Hennessy VI (2021): SPAC (Hennessy Capital Investment Corp. VI (“Hennessy VI”)), Target (Namib Minerals (“Namib”)). Hennessy VI’s initial public offering closed September 28, 2021, at approximately $341 million. The SPAC term was extended three times and there were approximately 24.3%, 79.6% and 37.8% redemptions, respectively, in connection with extensions and approximately 96% redemptions in connection with the business combination. Hennessy VI’s business combination with Namib closed on June 5, 2025. Namib is an established African gold producer with an attractive portfolio of mines in Zimbabwe supported by high-grade, low-cost production, extensive infrastructure and pro-mining government policy. Shares of Namib ordinary shares trade on the Nasdaq Stock Market under the symbol “NAMM”, and the price of the ordinary shares has ranged from $0.91 to $55.00 following the consummation of the business combination, with a closing price of $2.30 on March 27, 2026;

●	Compass Digital (2021) (members of HCIC’s management team acquired the SPAC sponsor): SPAC (Compass Digital Acquisition Corp. (“Compass Digital”)), Target (Key Mining Corp.). Compass Digital’s initial public offering closed October 14, 2021, at approximately $212 million. The SPAC term was extended twice and there were approximately 76% and 52% redemptions, respectively, in connection with extensions. On January 6, 2026, Compass Digital announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. The business combination is expected to close in the first half of 2026;

●	Jaguar Global (2022): SPAC (Jaguar Global Growth Corporation I (“Jaguar Global”)), Target (Captivision Inc. (“Captivision”)). Jaguar Global’s initial public offering closed February 11, 2022, at approximately $235 million. The SPAC term was extended and there were approximately 56% redemptions in connection with extensions and approximately 99.6% redemptions in connection with the business combination. Jaguar Global’s business combination with Captivision closed on November 15, 2023. Shares of Captivision common stock trade on the Nasdaq Stock Market under the symbol “CAPT”, and the price of the common stock has ranged from $0.30 to $7.92 following the consummation of the business combination, with a closing price of $0.55 on March 27, 2026;

●	Twin Ridge (2021) (members of HCIC’s management team advised Twin Ridge and were equityholders in the SPAC sponsor): SPAC (Twin Ridge Capital Acquisition Corp. (“Twin Ridge”)), Target (Carbon Revolution Public Limited Company (“Carbon Revolution”)). Twin Ridge’s initial public offering closed March 3, 2021, at approximately $213 million. The SPAC term was extended and there were approximately 70.6% redemptions in connection with the extension and 99.7% redemptions in connection with the business combination. Twin Ridge’s business combination with Carbon Revolution closed on November 3, 2023. Shares of Carbon Revolution common stock traded on the Nasdaq Stock Market under the symbol “CREV” until they were delisted on February 9, 2026, and the price of the common stock ranged from $1.48 to $197.99 following the consummation of the business combination;

●	Learn CW (2021) (members of HCIC’s management team advised Learn CW and were equityholders in the SPAC sponsor): SPAC (Learn CW Investment Corporation (“LCW”)), Target (Innventure, Inc. (“Innventure”)). LCW’s initial public offering closed October 7, 2021, at approximately $200 million. The SPAC term was extended and there were approximately 59.4% redemptions in connection with extensions and approximately 89.0% redemptions in connection with the business combination. LCW’s business combination with Innventure closed on October 2, 2024. Shares of LCW common stock trade on the Nasdaq Stock Market under the symbol “INV”, and the price of the common stock has ranged from $2.36 to $18.75 following the consummation of the business combination, with a closing price of $3.80 on March 27, 2026; and

●	Hennessy VII (2025): SPAC (Hennessy Capital Investment Corp. VII (“Hennessy VII”)), Target (ONE Nuclear Energy LLC (ONE Nuclear)). Hennessy VII’s initial public offering closed January 21, 2025, at approximately $190 million. There has been no extension of the SPAC term. On October 22, 2025, Hennessy VII executed a business combination agreement with ONE Nuclear, an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. The business combination is expected to close in the first half of 2026.

Competitive Strengths

Experienced SPAC Management Team with Business Combination Success

The team is led by Daniel J. Hennessy, HCIC’s Chairman and CEO, who is one of the longest-tenured and most experienced SPAC sponsor executives. In September 2013, Mr. Hennessy became Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc., or SBH, in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as Vice Chairman of the Board of Blue Bird Corporation from February 2015 to April 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and was subsequently acquired by TFI International (NYSE and TSX: TFII), and previously served as Vice Chairman of the Board of Daseke from February 2017 to June 2021. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services in October 2018. In November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc. at an attractive premium to the then current stock price. From March 2019 to December 2020, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, which in August 2020 entered into a definitive agreement for an initial business combination with Canoo Holdings Ltd that closed in December 2020 and changed its name to Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. In October 2020, Mr. Hennessy founded Hennessy Capital Investment Corp. V, or Hennessy V, a SPAC incorporated for similar purposes as HCIC, with a particular focus on sustainable industrial technology and infrastructure targets. In December 2021, Hennessy V liquidated. From January 2021 to June 2025, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VI, or Hennessy VI, which in June 2024 entered into a definitive agreement for an initial business combination with Namib Minerals (NASDAQ: NAMM) that closed in June 2025. Namib is an established African gold producer with an attractive portfolio of mines in Zimbabwe supported by high-grade, low-cost production, extensive infrastructure and pro-mining government policy. Since September 2023, Mr. Hennessy has served as the Chairman of the Board of Directors of Compass Digital Acquisition Corp. (NASDAQ: CDAQ). On January 6, 2026, Compass Digital announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. Mr. Hennessy has also served as a director of Innventure, Inc. (NASDAQ: INV) since October 2024. Mr. Hennessy currently serves as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VII (NASDAQ: HVII), or Hennessy VII. On October 22, 2025, Hennessy VII announced the execution of a business combination agreement with ONE Nuclear, an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies.

In addition, Thomas D. Hennessy, the son of Mr. Daniel J. Hennessy and HCIC’s President and a director, currently serves as President and Chief Operating Officer and a director of Hennessy VII. Mr. Hennessy has previously, amongst other roles, as director and/or officer, successfully executed the following SPAC business combinations: (i) two’s business combination with LatAm Logistic Properties, S.A. (NYSE: LPA) in March 2024; (ii) Jaguar Global Growth Corporation I’s business combination with Captivision Inc. (NASDAQ: CAPT) in November 2023; and (iii) PropTech Acquisition Corporation’s business combination with Porch Group, Inc. (NASDAQ: PRCH) in December 2020.

Furthermore, Nicholas Geeza, HCIC’s Executive Vice President, Chief Financial Officer and Secretary, currently serves as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VII. He has served since April 2023 as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since August 2023, as Chief Financial Officer of Compass Digital Acquisition Corp (NASDAQ: CDAQ), a SPAC, and since April 2024, as Chief Financial Officer of Global Technology Acquisition Corp. I, a SPAC that liquidated its trust account and delisted its securities from Nasdaq in October 2024. Mr. Geeza has also previously served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VI from August 2024 to June 2025.

HCIC believes potential sellers of target businesses will favorably view its management team’s credentialed experience of executing or advising on the pending or completed 14 business combinations with vehicles similar to HCIC in considering whether or not to enter into a business combination with it. However, past performance by members of its management team is not a guarantee either (i) of success with respect to any business combination HCIC may consummate or (ii) that HCIC will be able to identify a suitable candidate for its initial business combination. Investors should not rely on the historical record of HCIC’s management’s performance as indicative of its future performance.

HCIC believes its management team is well-positioned to take advantage of the growing set of acquisition opportunities focused on industrial innovation and energy transition opportunities in the United States and internationally, to create value for its shareholders and that its contacts and relationships, including owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers, will allow it to generate attractive acquisition opportunities. The management team is led by Daniel J. Hennessy, who has over 30 years of experience in the private equity investment business and over 10 years of experience in the SPAC asset class.

Seasoned Board of Directors with Relevant Industry Experience

HCIC has recruited and organized a group of seven highly accomplished and engaged directors who have public company governance, executive leadership, operations oversight and capital markets expertise. The board members have served as directors, chief executive officers, chief financial officers or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. The directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where HCIC expects to source business combination targets including, but not limited to, industrial innovation and energy transition. HCIC believes that these directors’ collective expertise, contacts and relationships make HCIC a highly competitive and desirable merger partner. The backgrounds of independent directors are highlighted below:

●	Brian Bonner is one of HCIC’s independent directors. Mr. Bonner currently serves as a director of Hennessy VII (since January 2025). Mr. Bonner served on the Board of Directors of Daseke from February 2015 to April 2024, including roles as Executive Chairman (August 2019 until August 2020), Independent Chairman of the Board of Directors of Daseke (August 2020 until June 2022), Chair of the Compensation Committee of the Board of Directors of Daseke (January 2020 until July 2022) and the Audit and Compensation Committees of the Board of Directors of Daseke. Mr. Bonner’s 33-year career with Texas Instruments, Inc. (NASDAQ: TXN), a Fortune 500 publicly traded technology company that designs and manufactures semiconductors and various integrated circuits, spanned several executive leadership positions, including Vice President and Chief Information Officer from 2000 to 2014 and other leadership positions in product profit and loss management, worldwide marketing and post-acquisition integration. Mr. Bonner served as a member on the Board of Directors of Copper Mobile from 2012 to 2015 and as an advisory board member for Gemini Israel Funds from June 2004 to May 2015. Mr. Bonner brings to HCIC’s Board significant experience and insight in sales management; human capital management, organization and compensation; corporate oversight and governance; business performance; business scaling post-acquisition implementation/integration; information technology management and development; and cybersecurity and information technology systems.

●	Kyle Crowley is one of HCIC’s independent directors. Since June 2024, Mr. Crowley has provided strategic advisory and consulting services to businesses in the energy industry as an independent advisor. Since July 2025, Mr. Crowley has served as a member of the Board of Directors and advisor of Cogentrix Energy, an independent power producer that develops, owns, and operates natural gas generation facilities with 5.5 gigawatts of capacity. Since July 2025, Mr. Crowley has also served as a member of the Board of Managers of Fullmark Energy, a battery energy storage system developer. Mr. Crowley’s 21-year career with Exelon Corporation (NASDAQ: EXC), one of the largest fully regulated utility companies in the United States, spanned several executive leadership positions, including Senior Vice President, Corporate Finance and Development from October 2022 to June 2024, where he provided executive oversight of corporate development, corporate financial planning and analysis, treasury, and insurance functions; Senior Vice President, Chief Development Officer from December 2010 to October 2022, where he managed all mergers, acquisitions, divestitures, joint ventures, and strategic transactions for the company; Vice President, Chief Development Officer from November 2009 to December 2010; and Vice President, Corporate Development from May 2008 to November 2009. During his tenure at Exelon, Mr. Crowley led over $38 billion in closed transactions, including the acquisition of Pepco Holdings for $6.9 billion, the acquisition of Constellation Energy for $7.9 billion and the successful spin-off of Constellation Energy (NASDAQ: CEG). He holds an MBA in Finance and Accounting from the University of Chicago Booth School of Business and a B.S. in Finance from the Indiana University Kelley School of Business. Mr. Crowley brings to HCIC’s Board extensive experience in and deep insight of the energy industry; board governance and corporate oversight; mergers, acquisitions, divestitures, joint ventures, and strategic transactions; corporate financial planning and analysis and business performance; strategic planning; and risk mitigation and oversight.

●	Javier Saade is one of HCIC’s independent directors. Mr. Saade currently serves as a director of Hennessy VII (since January 2025). Mr. Saade is Founder & Managing Partner of Impact Master Holdings, Venture Partner at Fenway Summer and Operating Partner at Presidio Investors. He also serves as Chairman of the Board of Directors of GP Funding, Inc. (private equity-owned financial services company), Chairman of the Board of Directors of The Only Agency (private equity-owned media & entertainment company), Member of the Board of Directors of VCheck Global Holdings (private equity-owned tech services company), Member of the Board of Trustees of Swedish Providence (a large health services enterprise), Member of the Board of Advisors of Harvard University’s Arthur Rock Center for Entrepreneurship, Executive Fellow at Harvard Business School, Lecturer at University of Washington’s Foster School of Business, CNBC Contributor and host of “Top Of The Game”. In the recent past, Javier served as Audit Committee Chair of the Board of Directors of SoftBank Vision Fund Investment Corp. (NASDAQ: SVFA), Lead Independent Director and Nominations & Governance Committee Chair of the Board of Directors of Porch Group, Inc. (NASDAQ: PRCH), Board Member of Global Technology Acquisition Corp. (NASDAQ: GTAC), Board Member of two inc. (NYSE: TWOA), now Logistics Properties of the Americas (NYSE: LPA), Member of the Boards of Trustees of The Nature Conservancy and Pan American Development Foundation and Member of the Board of Advisors of DocuSign, Inc. (NASDAQ: DOCU). In 2013, he was appointed by the White House to serve as Associate Administrator, Chief of Investment & Innovation of the U.S. Small Business Administration (SBA), concurrently served on the Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission (SEC), and subsequently served on the Presidential Transition at the Department of Treasury and the White House’s Advisory Committee for Trade Policy and Negotiations. Prior to public service, he spent over 20 years in investing, entrepreneurial, operating and advisory roles at McKinsey & Company, Booz Allen & Hamilton (NYSE: BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT) and Air America, a company he co-founded. He holds an MBA from Harvard Business School, an MS in Operations & Technology from Illinois Institute of Technology and a BS in Industrial Management from Purdue University. Mr. Saade brings to HCIC’s Board extensive operating, entrepreneurial, strategy, capital allocation, and governance experience with public and private companies.

●	Sandra Stash is one of HCIC’s independent directors. Since January 2020, Ms. Stash has served as a director of Trans Mountain Corporation, a Canadian pipeline company, since March 2020, she has served as a director and member of the Audit Committee of First Montana Bank, a community bank, and since April 2025, she has served as a director and on the Board Risk and Safety Committee of ACWA Power Co. (XSAU: 2082), a Saudi-listed developer, investor, co-owner and operator of a portfolio of power generation and desalinated water production plants. Ms. Stash previously served as a non-executive director of Diversified Energy Company plc (NYSE: DEC), an energy production company primarily in the natural gas industry, from October 2020 to August 2025, and her roles included serving as the Senior Independent Director, the Chair of the Safety and Sustainability Committee, a member of the Remuneration Committee, and a member of the Audit Committee. Beginning in January 2023, Ms. Stash served as an independent non-executive director on the Board of Managers of Medallion Midstream LLC, an energy processing and midstream company, until Medallion was acquired by ONEOK in December 2024. In April 2021, Sandy joined the board of AIM-listed Chaarat Gold Holdings Limited and served as Chair of the Safety and Sustainability Committee and a member of the Nominations, Audit and Technical Committees until the company was taken private in August 2024. In September 2020, Ms. Stash joined the Board of Lucid Energy Group and served as Chair of its HSSE and Sustainability Committee until a sale of the venture to Targa Resources in July 2022. From June 2021 through May 2022, Ms. Stash served on the Board of Directors of EVRAZ plc, a vertically integrated steel, mining and vanadium business. Prior to her focus on board service, she previously held executive positions with Tullow Oil, Talisman Energy and British Petroleum (BP). She holds a B.S. in Petroleum Engineering from the Colorado School of Mines. Ms. Stash brings to HCIC’s Board significant experience in and insight into the energy industry; sustainability trends; human capital management, organization and compensation; corporate oversight and governance; and business performance.

●	Elizabeth Williams is one of HCIC’s independent directors. Ms. Williams currently serves as a Class III Director of Innventure, Inc (NASDAQ: INV) since October 2024. Ms. Williams was formerly the Vice President of Commercial and Industrial Customer Journey and Products at Entergy from 2021-2022, where she helped large industrial processing businesses achieve sustainability goals through emission reduction solutions. From 2017-2019, Ms. Williams was the Senior Vice President of Strategy and Corporate Development at Tenneco, where she focused on improving financial and capital markets performance by defining long-term strategy. Ms. Williams served as the Vice President and Head of Corporate Strategy from 2014-2016 at Maersk, where she simultaneously helped capitalize on end of life oil fields, and reduced portfolio risk from oil price exposures. From 2011-2014, she was the Senior Vice President and Head of Corporate Strategy at ABB, where she spearheaded the strategic planning, implementation, and execution of $20 billion in institutional investments over four years, including R&D allocation, SG&A, M&A, and capital expenditure initiatives. Prior to 2011, Ms. Williams served as the Director of Corporate Development at United Technologies. Ms. Williams has a B.A. in economics from Stanford University, and an MBA from the University of Chicago. Ms. Williams brings to HCIC’s board significant experience in corporate strategy and development.

Directors Mr. Bonner, Mr. Crowley, Mr. Saade, Ms. Stash and Ms. Williams received founders’ equity prior to the initial public offering of HCIC, in line with equity received by outside directors for similar entities. All of HCIC’s directors and officers are individual investors in HCIC’s sponsor.

Capital Markets Experience

The HCIC team believes it has substantial capital markets expertise, which will make HCIC an attractive business combination partner to target businesses. As examples of this, at the time of HCIC’s initial public offering, the HCIC team had executed or otherwise served as an advisor to 14 different pending or completed SPAC business combinations across six continents and with a combined total enterprise value of approximately $8.8 billion (based on estimated pro forma enterprise value at the time of the business combination announcement) and raised over $1 billion of PIPE and backstop capital in support of such SPAC business combinations. In addition, the HCIC team has successfully completed 12 SPAC IPOs generating a combined total of approximately $2.9 billion in gross proceeds.

Established Network of Third-Party Advisors

HCIC has utilized what its management team believes is an accomplished and proven network of third-party advisors and relationships to assist with target company origination and evaluation, due diligence and implementation of value creation programs and activities following its initial business combination. HCIC has engaged Teneo, a strategic advisory firm, to advise regarding target company selection in the nuclear technology, energy infrastructure and advanced industrial sectors. With respect to target identification, the HCIC team has identified, in total, over 1,600 potential targets since 2013 for prior Hennessy SPACs. HCIC’s origination activities are a core competency that it believes allows it to select value-maximizing opportunities for its shareholders, consistent with its investment strategy. Once a letter of intent is signed with a target, HCIC’s team of advisors and consultants is activated, and comprehensive due diligence activities are undertaken and overseen by HCIC, including a review of the target’s financial statements and model, IPO readiness, commercial and competitive analysis, operations and performance improvement, strategic growth opportunities, as well as customary legal and accounting due diligence. This network of advisors has supported HCG since inception in 2013 and is now highly familiar with the SPAC vehicle and HCIC’s comprehensive due diligence process. HCIC believes that its network of established third-party advisors and relationships represents an attractive and differentiated value proposition for investors, sellers, target companies and their management teams. The HCIC management team identified and evaluated over 160 potential acquisition target companies and completed meaningful reviews of over 40 potential acquisition targets in connection with selecting a business combination target for HVII.

Investment Strategy

HCIC’s investment strategy is directed at industrial innovation and energy transition targets of $500 million or greater in expected aggregate enterprise value and is informed and validated by its research and analysis and complemented by what it believes are favorable market conditions for the SPAC asset class.

HCIC’s Acquisition Criteria

HCIC has identified the following general criteria and guidelines that it believes are important in evaluating prospective target businesses. HCIC has used these criteria and guidelines in evaluating acquisition opportunities, but it may decide to enter into its initial business combination with a target business that does not meet these criteria and guidelines.

●	Expected $500 Million+ Target Business Size. HCIC will seek to acquire one or more businesses with an expected aggregate enterprise value of $500 million or greater, determined at the sole discretion of its officers and directors according to reasonably accepted valuation standards and methodologies.

●	Large Addressable Market. HCIC will target companies that operate in large addressable markets within industrial innovation and energy transition sectors. HCIC believes its management team and its board are skilled in analyzing and evaluating companies in these markets based on their significant past SPAC execution, investing and operating experience.

●	Scalable and Sustainable Growth Platform. HCIC intends to focus on segments and businesses within its target sectors that are poised for scalable, sustainable growth due to shifting customer preferences in favor of products and technologies that enable improvements in automation, efficiency, safety and customer experience.

●	Strong Competitive Positioning and Differentiated Technology. HCIC plans to focus on attractive companies with distinct intellectual property and highly defensible, differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, will be at the forefront of HCIC’s evaluation process. HCIC’s management team and its board have extensive operational, commercial and transactional experience with technology-driven companies in its target sectors, and HCIC intends to use these skills to identify market leaders and category winners.

●	Experienced Management Team. HCIC will seek to acquire one or more businesses with a complete, experienced management team that provides a platform for HCIC to further develop the acquired business’s management capabilities. HCIC will seek to partner with a potential target’s management team and expects that the operating and financial abilities of its executive team and board will complement management’s capabilities.

●	Partnership Approach. HCIC will pursue a partnership approach to working with a management team that shares its strategic vision and believes HCIC can help them achieve the full potential of their business. HCIC’s management team and its board have a long history of founding and scaling businesses, and HCIC will use its collective experience to help guide management teams of target businesses.

●	Benefit from Being a Public Company. HCIC intends to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that HCIC’s management may deem relevant.

Initial Business Combination

HCIC has up to 24 months from the closing of its initial public offering to consummate an initial business combination. HCIC may hold a shareholder vote at any time to amend its amended and restated memorandum and articles of association to modify the amount of time it will have to consummate an initial business combination (as well as to modify the substance or timing of its obligation to redeem 100% of its public shares if it has not consummated an initial business combination within the completion window or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity), in which case its public shareholders will be offered an opportunity to redeem their public shares. HCIC’s sponsor, executive officers and directors have agreed that they will not propose any such amendment unless HCIC provides its public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein.

If HCIC does not complete its initial business combination within the completion window, while it does not currently intend to seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the amount of time it will have to consummate an initial business combination, it may elect to do so in the future. There is no limit on the number of extensions that HCIC may seek. If HCIC determines not to extend, or fails to obtain shareholder approval to extend, the time period to consummate its initial business combination, and the time to consummate its initial business combination expires, HCIC’s sponsor’s investment in its founder shares and its private placement units will be worthless.

If HCIC does not complete its initial business combination within the completion window and does not hold a shareholder vote to amend its amended and restated memorandum and articles of association to extend the amount of time it has to consummate an initial business combination, HCIC will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of HCIC’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to HCIC’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on HCIC’s ability to raise funds privately or through loans in connection with its initial business combination.

Nasdaq rules require that HCIC must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of its agreement to enter into its initial business combination. If HCIC’s securities are no longer listed on Nasdaq, it will not be obligated to satisfy such 80% test. HCIC’s board of directors will make the determination as to the fair market value of its initial business combination. If HCIC’s board of directors is not able to independently determine the fair market value of the target business or businesses, HCIC will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm, with respect to the satisfaction of such criteria. While HCIC considers it unlikely that its board of directors will not be able to make an independent determination of the fair market value of its initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of HCIC’s independent directors.

HCIC anticipates structuring its initial business combination either (i) in such a way so that the post-transaction company in which its public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses, or (ii) in such a way that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, HCIC will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, HCIC’s shareholders prior to its initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and HCIC in its initial business combination transaction. For example, HCIC could pursue a transaction in which it issues a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, HCIC would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, HCIC’s shareholders immediately prior to its initial business combination could own less than a majority of its outstanding shares subsequent to its initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions, and HCIC will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

HCIC’s amended and restated memorandum and articles of association require the affirmative vote of a majority of its board of directors, which must include a majority of its independent directors, to approve its initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

HCIC does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if HCIC’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate its business prior to its initial business combination. Moreover, HCIC may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its initial business combination, in which case it may issue additional securities or incur debt in connection with such business combination. If HCIC raises additional funds through equity or convertible debt issuances, its public shareholders may suffer significant dilution, and these securities could have rights that rank senior to its public shares. If HCIC raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to its equity securities and could contain covenants that restrict its operations. Further, as described above, due to the anti-dilution rights of HCIC’s founder shares, its public shareholders may incur material dilution. In addition, HCIC intends to target businesses with enterprise values that are greater than it could acquire with the net proceeds of its initial public offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, HCIC may be required to seek additional financing to complete such proposed initial business combination. HCIC may also obtain financing prior to the closing of its initial business combination to fund its working capital needs and transaction costs in connection with its search for and completion of its initial business combination. There is no limitation on HCIC’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with its initial business combination, including pursuant to any backstop or similar agreements it may enter into following the consummation of its initial public offering or otherwise. Subject to compliance with applicable securities laws, HCIC would only complete such financing simultaneously with the completion of its business combination. If HCIC is unable to complete its initial business combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the trust account. In addition, following HCIC’s initial business combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations.

HCIC’s Business Combination Process

In evaluating prospective business combinations, HCIC expects to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as deemed appropriate. HCIC’s management and directors utilize their expertise in analyzing companies in industrial innovation sectors in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

HCIC is not prohibited from pursuing an initial business combination with a company that is affiliated with HCIC’s sponsor, officers or directors. In the event HCIC seeks to complete its initial business combination with a company that is affiliated with its sponsor, officers or directors, HCIC or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that the initial business combination is fair to HCIC from a financial point of view.

HCIC’s officers and directors currently own, either directly or indirectly, founder shares and private placement units. Because of this ownership, HCIC’s officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the initial business combination. Further, each of HCIC’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to the initial business combination.

Each of HCIC’s officers and certain of its directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including Hennessy VII and Compass Digital, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of HCIC’s officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to HCIC if such entities reject the opportunity and he or she determines to present the opportunity to HCIC. These conflicts may not be resolved in HCIC’s favor and a potential target business may be presented to another entity prior to its presentation to HCIC. HCIC’s amended and restated memorandum and articles of association provide that HCIC renounces its interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of HCIC, (ii) such opportunity is one HCIC is legally and contractually permitted to undertake and would otherwise be reasonable for HCIC to pursue and (iii) the director or officer is permitted to refer the opportunity to HCIC without violating another legal obligation. As a result, the fiduciary, contractual or other obligations or duties of HCIC’s officers or directors could materially affect HCIC’s ability to complete its initial business combination.

HCIC’s sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other SPAC prior to completion of HCIC’s initial business combination. As a result, HCIC’s sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to HCIC or to any other SPAC with which they may become involved. For example, each of Mr. Daniel J. Hennessy, Mr. Thomas D. Hennessy and Mr. Nicholas Geeza is currently an officer or director of each of Hennessy VII and Compass Digital and owes fiduciary duties to Hennessy VII and Compass Digital, which may compete with HCIC for acquisition opportunities. Although HCIC has no formal policy in place for vetting potential conflicts of interest, HCIC’s board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of HCIC’s sponsor are currently sponsoring two other blank check companies, Hennessy VII and Compass Digital. Any such companies, including Hennessy VII and Compass Digital, may present additional conflicts of interest in pursuing an acquisition target. However, HCIC does not believe that any potential conflicts with Hennessy VII or Compass Digital would materially affect HCIC’s ability to complete its initial business combination, because HCIC’s management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, HCIC is not limited by industry or geography in terms of the acquisition opportunities it can pursue, and Hennessy VII has executed a merger agreement with ONE Nuclear and Compass Digital has executed a merger agreement with Key Mining Corp., even though HCIC expects that Hennessy VII and Compass Digital will have priority over HCIC with respect to acquisition opportunities until it completes an initial business combination.

Financial Position

With funds in HCIC’s trust account available for a business combination initially in the amount of approximately $241,500,000, as of February 6, 2026 (which amount includes the Deferred Underwriter’s deferred underwriting discounts and commissions of up to $4,830,000, assuming no redemptions), HCIC believes it offers a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because HCIC is able to complete its initial business combination using its cash, debt or equity securities or a combination of the foregoing, HCIC has the flexibility to use the most efficient combination that will allow it to tailor the consideration to be paid to the target business to fit its needs and desires. However, HCIC has not taken any steps to secure third-party financing and there can be no assurance it will be available to HCIC.

Effecting the Initial Business Combination

HCIC is not presently engaged in, and will not engage in, any operations until it consummates an initial business combination. HCIC intends to effectuate its initial business combination using cash from the proceeds of its initial public offering and the sale of the private placement units, the proceeds of the sale of its securities in connection with its initial business combination (pursuant to any forward purchase, backstop or similar agreements into which HCIC may enter), if any, its equity, debt or a combination of these as the consideration to be paid in its initial business combination. HCIC may seek to complete its initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject HCIC to the numerous risks inherent in such companies and businesses.

If HCIC’s initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with its initial business combination or used for redemption of its public shares, HCIC may apply the balance of the cash released to it from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing its initial business combination, to fund the purchase of other companies, or for working capital.

HCIC may seek to raise additional funds in connection with the completion of its initial business combination through a private offering of equity securities or debt securities or loans, and HCIC may effectuate its initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account. In the case of an initial business combination funded with assets other than the trust account assets, HCIC’s tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, HCIC would seek shareholder approval of such financing. There are no prohibitions on HCIC’s ability to raise funds privately or through loans in connection with its initial business combination. At this time, HCIC is not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although HCIC’s management will assess the risks inherent in a particular target business with which HCIC may combine, HCIC cannot assure investors that this assessment will result in identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of HCIC’s control, meaning that HCIC can do nothing to control or reduce the chances that those risks will adversely impact a target business.

The time required to select and evaluate a target business and to structure and complete HCIC’s initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which HCIC’s initial business combination is not ultimately completed will result in HCIC incurring losses and will reduce the funds HCIC can use to complete another business combination.

Sourcing of Target Businesses

HCIC may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event HCIC may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. HCIC will engage a finder only to the extent its management determines that the use of a finder may bring opportunities to HCIC that may not otherwise be available or if finders approach HCIC on an unsolicited basis with a potential transaction that its management determines is in HCIC’s best interest to pursue. Payment of finder’s fees is customarily tied to the completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will HCIC’s sponsor or any of its existing officers or directors or any entity with which HCIC’s sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered in order to effectuate, the completion of HCIC’s initial business combination (regardless of the type of transaction that it is). None of HCIC’s sponsor, executive officers or directors or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. HCIC has agreed to pay an affiliate of its sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse its sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of HCIC’s officers and directors may enter into employment or consulting agreements with the post-transaction company following HCIC’s initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in HCIC’s selection process of an initial business combination candidate. HCIC pays Nicholas Geeza, its Chief Financial Officer, $10,000 and Thomas D. Hennessy, its President, $15,000 per month, respectively, per month for their services until the earlier of the consummation of HCIC’s initial business combination or its liquidation. HCIC also pays certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with HCIC’s initial business combination until the earlier of the consummation of its initial business combination or its liquidation. Some of these amounts are paid through HCG at an at-cost arrangement for individual service providers who are employees of HCG.

HCIC is not prohibited from pursuing an initial business combination with a company that is affiliated with its sponsor, executive officers or directors or making the acquisition through a joint venture or other form of shared ownership with its sponsor, executive officers or directors. In the event HCIC seeks to complete an initial business combination with a target that is affiliated with its sponsor, executive officers or directors, HCIC or a committee of independent directors, would obtain an opinion from an independent investment bank which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to HCIC from a financial point of view. HCIC is not required to obtain such an opinion in any other context.

If any of HCIC’s executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to HCIC. All of HCIC’s executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to HCIC, subject to his or her fiduciary duties under Cayman Islands law. HCIC’s amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as HCIC; and (ii) HCIC renounces any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and HCIC, on the other.

HCIC anticipates that target business candidates will also be brought to its attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to HCIC’s attention by such unaffiliated sources as a result of being solicited by HCIC through calls or mailings. These sources may also introduce HCIC to target businesses in which they think HCIC may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses HCIC is targeting. HCIC’s officers and directors, as well as their affiliates, may also bring to HCIC’s attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, HCIC expects to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to HCIC as a result of the track record and business relationships of its officers and directors.

Selection of a Target Business and Structuring of HCIC’s Initial Business Combination

Nasdaq rules require that HCIC must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of HCIC’s agreement to enter into its initial business combination. If HCIC’s securities are no longer listed on Nasdaq, HCIC will not be obligated to satisfy such 80% test. The fair market value of HCIC’s initial business combination will be determined by its board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses, or a valuation based on the financial metrics of M&A transactions of comparable businesses. If HCIC’s board is not able to independently determine the fair market value of the target business or businesses, HCIC will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent public accounting firm, with respect to the satisfaction of such criteria. HCIC does not currently intend to purchase multiple businesses in unrelated industries in conjunction with its initial business combination, although there is no assurance that will be the case. Subject to this requirement, HCIC’s management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although HCIC will not be permitted to effectuate its initial business combination with another SPAC or a similar company with nominal operations.

In any case, HCIC will only complete an initial business combination in which it owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If HCIC owns or acquires less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors in HCIC to evaluate the possible merits or risks of any target business with which HCIC may ultimately complete its initial business combination.

To the extent HCIC effects its initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, HCIC may be affected by numerous risks inherent in such company or business. Although HCIC’s management will endeavor to evaluate the risks inherent in a particular target business, HCIC cannot assure investors that it will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, HCIC expects to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to HCIC.

The time required to select and evaluate a target business and to structure and complete HCIC’s initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which HCIC’s initial business combination is not ultimately completed will result in HCIC incurring losses and will reduce the funds HCIC can use to complete another business combination.

Lack of Business Diversification

After the completion of HCIC’s initial business combination, the prospects for HCIC’s success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that HCIC will not have the resources to diversify its operations and mitigate the risks of being in a single line of business. By completing HCIC’s initial business combination with only a single entity, HCIC’s lack of diversification may:

●	subject HCIC to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which HCIC operates after its initial business combination; and

●	cause HCIC to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although HCIC intends to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting its initial business combination with that business, HCIC’s assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of HCIC’s management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of HCIC’s directors will remain associated in some capacity with HCIC following its initial business combination, it is highly unlikely that any of them will devote their full efforts to HCIC’s affairs subsequent to its initial business combination. Moreover, HCIC cannot assure investors that members of its management team will have significant experience or knowledge relating to the operations of the particular target business.

HCIC cannot assure investors that any of its key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of HCIC’s key personnel will remain with the combined company will be made at the time of HCIC’s initial business combination.

Following HCIC’s initial business combination, it may seek to recruit additional managers to supplement the incumbent management of the target business. HCIC cannot assure investors that it will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve HCIC’s Initial Business Combination

HCIC may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, HCIC will seek shareholder approval if it is required by applicable law or stock exchange rule, or it may decide to seek shareholder approval for business or other reasons.

So long as HCIC maintains a listing for its securities on Nasdaq, shareholder approval would be required for HCIC’s initial business combination if, for example:

●	HCIC issues Class A ordinary shares that will be equal to or in excess of 20% of the number of its Class A ordinary shares then issued and outstanding (other than in a public offering);

●	any of HCIC’s directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in HCIC undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and HCIC is not aware of any other applicable law that will require, shareholder approval of its initial business combination.

The decision as to whether HCIC will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by HCIC, solely in its discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event HCIC determines shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of HCIC’s Securities

In the event HCIC seeks shareholder approval of HCIC’s initial business combination and HCIC does not conduct redemptions in connection with HCIC’s initial business combination pursuant to the tender offer rules, the sponsor and HCIC’s directors, officers, advisors, or any of their respective affiliates may purchase units, public shares or share rights or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of HCIC’s initial business combination. There is no limit on the number of securities HCIC’s directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. If the sponsor or its affiliates engage in such transactions prior to the completion of HCIC’s initial business combination, the purchase will be at a price no higher than the price offered through the redemption process. Any such securities purchased by the sponsor or its affiliates, or any other third party that would vote at the direction of the sponsor or its affiliates, will not be voted in favor of approving HCIC’s initial business combination. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase units, public shares or share rights in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such public shareholder, although still the record holder of public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. HCIC has an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with HCIC’s compliance personnel or legal counsel prior to execution. HCIC cannot currently determine whether its insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, HCIC’s insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that the sponsor and HCIC’s directors, officers, advisors, or any of their respective affiliates purchase public shares or share rights in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against HCIC’s initial business combination, such selling public shareholders would be required to revoke their prior elections to redeem their shares. The sponsor and its affiliates have entered into an agreement with HCIC, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares. HCIC does not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to ensure that such public shares would not be redeemed in connection with an initial business combination. This may result in the completion of HCIC’s initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of public shares or share rights may be reduced and the number of beneficial holders of HCIC’s securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of HCIC’s securities on a national securities exchange.

The sponsor and HCIC’s officers, directors, advisors, and/or any of their respective affiliates anticipate that they may identify public shareholders with whom the sponsor or HCIC’s officers, directors, advisors, or any of their respective affiliates may pursue privately negotiated purchases by either public shareholders contacting HCIC directly or by the receipt of redemption requests submitted by public shareholders following HCIC’s mailing of proxy materials in connection with HCIC’s initial business combination. To the extent that the sponsor or HCIC’s officers, directors, advisors, or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling public shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against HCIC’s initial business combination, but only if such public shares have not already been voted at the HCIC shareholder meeting. Such persons would select the public shareholders from whom to acquire public shares based on the number of public shares available, the negotiated price per public share and such other factors as any such person may deem relevant at the time of purchase. The price per public share paid in any such transaction may be different than, but not higher than, the amount per public share a public shareholder would receive if it elected to redeem its public shares in connection with HCIC’s initial business combination. The sponsor or HCIC’s officers, directors, advisors, or any of their respective affiliates will purchase public shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Additionally, in the event the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates were to purchase HCIC securities from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following (i) HCIC’s registration statement/proxy statement filed for its initial business combination transaction would disclose the possibility that the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates may purchase public shares or share rights from public shareholders outside the redemption process, along with the purpose of such purchases; (ii) if the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates were to purchase public shares or share rights from public shareholders, they would do so at a price no higher than the price offered through HCIC’s redemption process; (iii) HCIC’s registration statement/proxy statement filed for HCIC’s initial business combination would include a representation that any HCIC securities purchased by the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates would not be voted in favor of approving the initial business combination; and (iv) the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates would not possess any redemption rights with respect to HCIC securities or, if they do acquire and possess redemption rights, they would waive such rights. To the extent that the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates enter into any such private purchase prior to the HCIC shareholder meeting related to HCIC’s initial business combination, HCIC will file a current report on Form 8-K to disclose (i) the amount of HCIC securities purchased in any such purchases, along with the purchase price; (ii) the purpose of any such purchases; (iii) the impact, if any, of any such purchases on the likelihood that HCIC’s initial business combination will be approved; (iv) the identities or the nature of the HCIC security holders (e.g., 5% HCIC security holders) who sold their HCIC securities in any such purchases; and (v) the number of HCIC securities for which HCIC has received redemption requests pursuant to public shareholders’ redemption rights in connection with HCIC’s initial business combination.

Any purchases by the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The sponsor or HCIC’s officers, directors and/or any of their respective affiliates will be restricted from making purchases of public shares if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders Upon Completion of HCIC’s Initial Business Combination

HCIC will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of its initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of its initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of February 6, 2026 was approximately $10.00 per public share, net of accrued taxes. The per share amount HCIC will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission HCIC will pay to the Deferred Underwriter. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of HCIC’s initial business combination with respect to share rights. HCIC’s initial shareholders, officers and directors have entered into a letter agreement with HCIC, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of HCIC’s initial business combination.

Manner of Conducting Redemptions

HCIC will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial business combination either: (1) in connection with a general meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether HCIC will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by HCIC, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require HCIC to seek shareholder approval under applicable law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with HCIC where it does not survive and any transactions where it issues more than 20% of its outstanding ordinary shares or seeks to amend its amended and restated memorandum and articles of association would require shareholder approval. If HCIC structures a business combination transaction with a target company in a manner that requires shareholder approval, it will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. HCIC currently intends to conduct redemptions pursuant to a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and it chooses to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as HCIC maintains a listing for its securities on Nasdaq, it is required to comply with such rules.

If a shareholder vote is not required and HCIC does not decide to hold a shareholder vote for business or other reasons, it will, pursuant to its amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing its initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of its initial business combination, HCIC and its sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if HCIC elects to redeem its public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event HCIC conducts redemptions pursuant to the tender offer rules, its offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and it will not be permitted to complete its initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares HCIC is permitted to redeem. If public shareholders tender more shares than HCIC has offered to purchase, it will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or HCIC decides to obtain shareholder approval for business or other reasons, it will, pursuant to its amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

HCIC expects that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, it expects that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if HCIC conducts redemptions in conjunction with a proxy solicitation. Although HCIC is not required to do so, it currently intends to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if it is not able to maintain its Nasdaq listing or Exchange Act registration.

In the event that HCIC seeks shareholder approval of its initial business combination, it will distribute proxy materials and, in connection therewith, provide its public shareholders with the redemption rights described above upon completion of the initial business combination.

If HCIC seeks shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, it will complete its initial business combination only if it receives approval pursuant to an ordinary resolution under its amended and restated memorandum and articles of association and under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company, voting together as a single class, and includes a unanimous written resolution. In such case, its sponsor and each member of its management team have agreed to vote their founder shares and public shares purchased during or after its initial public offering (including in open market and privately-negotiated transactions) in favor of its initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of HCIC’s initial business combination once a quorum is obtained. As a result, in addition to its initial shareholders’ founder shares and private placement shares held by its sponsor, HCIC would need 6,393,244 or 26.5%, of the 24,150,000 public shares sold in its initial public offering to be voted in favor of an initial business combination in order to have its initial business combination approved, assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any public shares. Assuming that only the holders of one-third of its issued and outstanding ordinary shares, representing a quorum under its amended and restated memorandum and articles of association vote their shares at a general meeting of the company, HCIC will not need any public shares in addition to its founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if its initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of its initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. In addition, prior to the closing of HCIC’s initial business combination, only holders of its Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of its initial business combination and (ii) will be entitled to vote on continuing HCIC in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of its approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds and the agreement of its initial shareholders may make it more likely that HCIC will consummate its initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

HCIC’s proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration HCIC would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to HCIC, it will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of HCIC’s Initial Business Combination if it Seeks Shareholder Approval

Notwithstanding the foregoing, if HCIC seeks shareholder approval of its initial business combination and it does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, its amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in HCIC’s initial public offering (“Excess Shares”), without its prior consent. HCIC believes this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force HCIC or its affiliates to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in its initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by HCIC or its affiliates at a premium to then-current market price or on other undesirable terms. By limiting its shareholders’ ability to redeem no more than 15% of the shares sold in its initial public offering, HCIC believes it will limit the ability of a small group of shareholders to unreasonably attempt to block its ability to complete its initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that HCIC have a minimum net worth or a certain amount of cash. However, HCIC would not be restricting its shareholders’ ability to vote all of their shares (including Excess Shares) for or against its initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

HCIC may require its public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to its transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event HCIC distributes proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that HCIC will furnish to holders of its public shares in connection with its initial business combination will indicate whether it is requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time HCIC sends out its tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if HCIC distributes proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, HCIC expects that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if it conducts redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not HCIC requires holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s ordinary shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in HCIC’s proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of public shares electing to redeem their shares will be distributed promptly after the completion of HCIC’s initial business combination.

If HCIC’s initial business combination is not approved or completed for any reason, then its public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, HCIC will promptly return any certificates delivered by public holders who elected to redeem their shares.

If HCIC’s initial proposed business combination is not completed, it may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

HCIC’s amended and restated memorandum and articles of association provide that HCIC will have only the time of the completion window to complete its initial business combination. If HCIC is unable to complete its initial business combination within such completion window, it will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of HCIC’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to HCIC’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to share rights, which will expire worthless if HCIC fails to complete its initial business combination within the completion window.

HCIC’s initial shareholders, officers and directors have entered into a letter agreement with HCIC, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if HCIC fails to complete its initial business combination within the completion window. However, if HCIC’s sponsor or any of its officers, directors or any of their respective affiliates acquires public shares after HCIC’s initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if HCIC fails to complete its initial business combination within the completion window.

HCIC’s initial shareholders, officers and directors have agreed, pursuant to a letter agreement with HCIC, that they will not propose any amendment to HCIC’s amended and restated memorandum and articles of association (i) to modify the substance or timing of HCIC’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless HCIC provides its public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

HCIC expects that all costs and expenses associated with implementing its plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing HCIC’s plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, HCIC may request the trustee to release to it an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If HCIC were to expend all of the net proceeds of its initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by shareholders upon HCIC’s dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of HCIC’s creditors which would have higher priority than the claims of HCIC’s public shareholders. There is no assurance that the actual per share redemption amount received by shareholders will not be substantially less than $10.00. Please see the section of this Report entitled “Risk Factors — If third parties bring claims against HCIC, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described below.

Although HCIC has sought and will continue to seek to have all vendors, service providers (other than its independent registered public accounting firm), prospective target businesses or other entities with which HCIC does business execute agreements with HCIC waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of HCIC’s public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against HCIC’s assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, HCIC’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to HCIC than any alternative. Examples of possible instances where HCIC may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where HCIC is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with HCIC and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, HCIC’s sponsor will agree that it will be liable to HCIC if and to the extent any claims by a third party (other than HCIC’s independent registered public accounting firm) for services rendered or products sold to HCIC, or a prospective target business with which HCIC has entered into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under HCIC’s indemnity of the underwriters of HCIC’s initial public offering against certain liabilities, including liabilities under the Securities Act. HCIC has not independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believes that its sponsor’s only assets are securities of HCIC and, therefore, HCIC’s sponsor may not be able to satisfy these obligations. HCIC has not asked its sponsor to reserve for such obligations. Therefore, there is no assurance that HCIC’s sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for redemptions could be reduced to less than $10.00 per public share and the funds available for HCIC’s initial business combination could be reduced as well. In such event, HCIC may not be able to complete its initial business combination, and investors would receive such lesser amount per share in connection with any redemption of their public shares. None of HCIC’s officers will indemnify HCIC for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of HCIC’s other officers will indemnify HCIC for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (1) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and HCIC’s sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, HCIC’s independent directors would determine whether to take legal action against HCIC’s sponsor to enforce its indemnification obligations. While HCIC currently expects that its independent directors would take legal action on HCIC’s behalf against its sponsor to enforce its indemnification obligations to HCIC, it is possible that HCIC’s independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, there is no assurance that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per public share. Please see the section of this Report entitled “Risk Factors — If third parties bring claims against HCIC, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.”

HCIC will seek to reduce the possibility that its sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than HCIC’s independent registered public accounting firm), prospective target businesses or other entities with which HCIC does business execute agreements with HCIC waiving any right, title, interest or claim of any kind in or to monies held in the trust account. HCIC’s sponsor will also not be liable as to any claims under HCIC’s indemnity of the underwriters of HCIC’s initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that HCIC liquidates and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from HCIC’s trust account could be liable for claims made by creditors.

If HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against it that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in HCIC’s bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of HCIC’s shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, there is no assurance that HCIC will be able to return $10.00 per share to its public shareholders. Additionally, if HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against it that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by HCIC’s shareholders. Furthermore, HCIC’s board of directors may be viewed as having breached its fiduciary duty to HCIC’s creditors and/or may have acted in bad faith, and thereby exposing itself and HCIC to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. There is no assurance that claims will not be brought against HCIC for these reasons. Please see the section of this Report entitled “Risk Factors — If, after HCIC distributes the proceeds in the trust account to its public shareholders, HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against HCIC that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and HCIC and its board may be exposed to claims of punitive damages.”

HCIC’s public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) HCIC’s completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend HCIC’s amended and restated memorandum and articles of association (A) to modify the substance or timing of HCIC’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of HCIC’s public shares if HCIC is unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event HCIC seeks shareholder approval in connection with its initial business combination, a shareholder’s voting in connection with HCIC’s initial business combination alone will not result in a shareholder’s redeeming its shares to HCIC for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

HCIC’s amended and restated memorandum and articles of association contain certain requirements and restrictions relating to its initial public offering that will apply to HCIC until the consummation of its initial business combination. If HCIC seeks to amend any provisions of its amended and restated memorandum and articles of association (A) to modify the substance or timing of HCIC’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, HCIC will provide public shareholders with the opportunity to redeem their public shares in connection with any such vote. HCIC’s initial shareholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of HCIC’s initial business combination. Specifically, HCIC’s amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of HCIC’s initial business combination, HCIC shall either: (1) seek shareholder approval of its initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of HCIC’s initial business combination, including interest (net of permitted withdrawals); or (2) provide HCIC’s public shareholders with the opportunity to tender their shares to HCIC by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of HCIC’s initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;

●	HCIC will consummate its initial business combination only if it seeks shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination at a duly held shareholders meeting;

●	if HCIC’s initial business combination is not consummated within the completion window, then HCIC’s existence will terminate and it will distribute all amounts in the trust account; and

●	prior to HCIC’s initial business combination, HCIC may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution, meaning the approval of holders of at least two-thirds of HCIC’s ordinary shares who attend and vote at a general meeting of the company. In the event HCIC seeks shareholder approval in connection with its initial business combination, HCIC’s amended and restated memorandum and articles of association provide that, unless otherwise required by applicable law or stock exchange rules, HCIC may consummate its initial business combination only if approved by a majority of the ordinary shares voted by HCIC’s shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for HCIC’s initial business combination, HCIC may encounter intense competition from other entities having a business objective similar to HCIC, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than HCIC. HCIC’s ability to acquire larger target businesses will be limited by HCIC’s available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, HCIC’s obligation to pay cash in connection with public shareholders who exercise their redemption rights may reduce the resources available to HCIC for its initial business combination and HCIC’s outstanding share rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place HCIC at a competitive disadvantage in successfully negotiating an initial business combination.

Sponsor Indemnity

HCIC’s sponsor has agreed that it will be liable to HCIC if and to the extent any claims by a third party (other than HCIC’s independent registered public accounting firm) for services rendered or products sold to HCIC, or a prospective target business with which HCIC has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under HCIC’s indemnity of the underwriters of HCIC’s initial public offering against certain liabilities, including liabilities under the Securities Act. HCIC has not independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believes that the sponsor’s only assets are securities of HCIC and, therefore, the sponsor may not be able to satisfy those obligations. HCIC has not asked its sponsor to reserve for such obligations. Therefore, HCIC cannot assure investors that the sponsor would be able to satisfy those obligations. HCIC believes the likelihood of the sponsor having to indemnify the trust account is limited because HCIC will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with HCIC waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

HCIC currently has three individual independent contractor service providers for its various officer positions and does not intend to have any employees prior to the completion of its initial business combination. Members of HCIC’s management team are not obligated to devote any specific number of hours to HCIC’s matters but they devote as much of their time as they deem necessary to HCIC’s affairs and intend to continue doing so until HCIC has completed its initial business combination. The amount of time that any such person devotes in any time period to HCIC may vary based on whether a target business has been selected for HCIC’s initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

HCIC will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses HCIC may acquire because some targets may be unable to provide such financial statements in time for HCIC to disclose such financial statements in accordance with federal proxy rules and complete its initial business combination within the completion window. There is no assurance that any particular target business identified by HCIC as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, HCIC may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, HCIC does not believe that this limitation will be material.

Section 404 of the Sarbanes-Oxley Act requires that HCIC evaluate and report on its system of internal controls beginning with its Annual Report on Form 10-K for the year ended December 31, 2026. Only in the event HCIC is deemed to be a large accelerated filer or an accelerated filer and no longer qualifies as an emerging growth company, will HCIC be required to have its internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

HCIC has filed a registration statement on Form 8-A with the SEC to voluntarily register its securities under Section 12 of the Exchange Act. As a result, HCIC is subject to the rules and regulations promulgated under the Exchange Act and has reporting obligations, including the requirement that HCIC file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, HCIC’s annual reports will contain financial statements audited and reported on by its independent registered public accounting firm. HCIC has no current intention of filing a Form 15 to suspend its reporting or other obligations under the Exchange Act prior or subsequent to the consummation of its initial business combination.

HCIC is a Cayman Islands exempted company with limited liability. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company with limited liability, HCIC has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to HCIC or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of HCIC’s shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by HCIC to its shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of HCIC.

HCIC is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, HCIC is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find HCIC’s securities less attractive as a result, there may be a less active trading market for HCIC’s securities and the prices of HCIC’s securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. HCIC intends to take advantage of the benefits of this extended transition period.

HCIC will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of HCIC’s initial public offering, (b) in which HCIC has total annual gross revenue of at least $1.235 billion or (c) in which HCIC is deemed to be a large accelerated filer, which means the aggregate worldwide market value of HCIC’s Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which HCIC has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, HCIC is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. HCIC will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of HCIC’s Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) HCIC’s annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of HCIC’s Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Item 1A. Risk Factors.

An investment in HCIC’s securities involves a high degree of risk. Potential investors should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in HCIC’s units. If any of the following events occur, HCIC’s business, financial condition and operating results may be materially adversely affected. In that event, the trading price of HCIC’s securities could decline, and investors could lose all or part of their investment.

Such risks include, but are not limited to:

●	HCIC is a SPAC with no operational revenue or basis to evaluate its ability to select a suitable business target.

●	HCIC may not be able to select an appropriate target business or businesses and complete its initial business combination in the prescribed time frame.

●	Expectations around the performance of a prospective target business or businesses may not be realized.

●	HCIC may not be successful in retaining or recruiting required officers, key employees or directors following its initial business combination.

●	Officers and directors may have difficulties allocating their time between HCIC and other businesses and may potentially have conflicts of interest with HCIC’s business or in approving its initial business combination.

●	HCIC may not be able to obtain additional financing to complete its initial business combination or reduce the number of shareholders requesting redemption.

●	HCIC may issue its shares to investors in connection with its initial business combination at a price that is less than the prevailing market price of its shares at that time.

●	Investors may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Trust account funds may not be protected against third-party claims or bankruptcy.

●	An active market for HCIC’s public securities may not develop, and investors will have limited liquidity and trading.

●	The availability to HCIC of funds from interest income on the trust account balance may be insufficient to operate its business prior to the business combination.

●	HCIC’s financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing HCIC’s initial business combination and may result in its inability to find a suitable target.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for HCIC to negotiate and complete an initial business combination.

●	HCIC may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder its ability to complete its initial business combination and give rise to increased costs and risks that could negatively impact its operations and profitability.

●	HCIC may engage one or more of its underwriters or one of their respective affiliates to provide additional services to HCIC after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction.

●	HCIC may attempt to complete its initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as suspected, if at all.

●	Since HCIC’s initial shareholders will lose their entire investment in HCIC if its initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because HCIC’s sponsor, officers and directors may profit substantially even under circumstances in which HCIC’s public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for HCIC’s initial business combination.

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect HCIC’s business, including its ability to negotiate and complete its initial business combination, and results of operations.

●	The value of the founder shares following completion of HCIC’s initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of HCIC’s ordinary shares at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If HCIC has not completed its initial business combination within the required time period, HCIC’s public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of HCIC’s trust account and HCIC’s share rights will expire worthless.

●	The current economic conditions may lead to increased difficulty in completing HCIC’s initial business combination.

●	Recent volatility in capital markets may affect HCIC’s ability to obtain financing for its initial business combination through sales of its common shares or issuance of indebtedness.

●	Military conflict in Russia/Ukraine, the Middle East or elsewhere may lead to increased price volatility for publicly traded securities, which could make it difficult for HCIC to consummate its initial business combination.

●	Changes in applicable laws, rules or regulations or how such laws, rules or regulations are interpreted or applied, including the SEC’s new rules and interpretive guidance regarding SPAC and SPAC transactions, or a failure to comply with any applicable laws, rules and regulations, may adversely affect HCIC’s business, including its ability to negotiate and complete, and the costs associated with, its initial business combination and its results of operations.

Risks Relating to HCIC’s Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

HCIC’s public shareholders may not be afforded an opportunity to vote on HCIC’s proposed initial business combination, and even if a vote is held, holders of HCIC’s founder shares and private placement shares will participate in such vote, which means HCIC may complete its initial business combination even though a majority of HCIC’s public shareholders do not support such a combination.

HCIC may choose not to hold a shareholder vote to approve its initial business combination unless the initial business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if HCIC decides to hold a shareholder vote for business or other legal reasons. For instance, the Nasdaq rules currently allow HCIC to engage in a tender offer in lieu of a shareholder meeting, but would still require HCIC to obtain shareholder approval if it was seeking to issue more than 20% of its issued and outstanding shares to a target business as consideration in any business combination. Therefore, if HCIC was structuring an initial business combination that required it to issue more than 20% of its issued and outstanding shares, it would seek shareholder approval of such initial business combination. However, except as required by law, the decision as to whether HCIC will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their shares to HCIC in a tender offer will be made by HCIC, solely in its discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require HCIC to seek shareholder approval. Even if HCIC seeks shareholder approval, the holders of HCIC’s founder shares will participate in the vote on such approval. Accordingly, HCIC may consummate its initial business combination even if holders of a majority of HCIC’s outstanding public shares do not approve of the initial business combination HCIC consummates. Please see the section of this Report entitled “Business — Shareholders May Not Have the Ability to Approve HCIC’s Initial Business Combination” for additional information. HCIC’s sponsor controls a substantial interest in HCIC and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for HCIC to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for SPACs has changed in ways adverse to HCIC and its management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased, and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for HCIC to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after HCIC were to complete an initial business combination, HCIC’s directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect HCIC’s directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate HCIC’s ability to consummate an initial business combination on terms favorable to HCIC’s investors.

HCIC may engage one or more of its underwriters or one of their respective affiliates to provide additional services to HCIC, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The Deferred Underwriter is entitled to receive a deferred underwriting commission that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to HCIC, including, for example, in connection with the sourcing and consummation of an initial business combination.

HCIC may engage one or more of its underwriters or one of their respective affiliates to provide additional services to HCIC, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering, or arranging debt financing transactions. HCIC may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. No agreement was entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services was paid to any of the underwriters or their respective affiliates prior to the date that was 60 days from the date of HCIC’s initial public offering.

The Deferred Underwriter is also entitled to receive a deferred underwriting commission that is conditioned on the completion of an initial business combination. The Deferred Underwriter’s or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to HCIC, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The Deferred Underwriter is under no obligation to provide any further services to HCIC in order to receive all or any part of the deferred underwriting commissions.

If HCIC seeks shareholder approval of its initial business combination, HCIC’s initial shareholders have agreed to vote their founder shares and private placement shares, which constitute approximately 30.1% of HCIC’s issued and outstanding ordinary shares in favor of such initial business combination, regardless of how HCIC’s public shareholders vote.

HCIC expects that its initial shareholders and their permitted transferees will beneficially own approximately 30.1% of the issued and outstanding ordinary shares at the time of any such shareholder vote. HCIC’s initial shareholders and management team also may from time to time purchase public units or public shares prior to any initial business combination. HCIC’s amended and restated memorandum and articles of association provide that, if HCIC seeks shareholder approval, HCIC will complete its initial business combination only if HCIC receives approval pursuant to an ordinary resolution under HCIC’s amended and restated memorandum and articles of association and under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company, voting together as a single class and includes a unanimous written resolution. Pursuant to the letter agreement, HCIC’s initial shareholders, officers and directors have agreed to vote their founder shares as well as any public shares purchased during or after HCIC’s initial public offering (including in open market and privately negotiated transactions), in favor of HCIC’s initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). As a result, in addition to HCIC’s initial shareholders’ founder shares and private placement shares held by HCIC’s sponsor, HCIC would need only 6,393,244 or 26.5%, of the 24,150,000 public shares sold in its initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted, and the parties to the letter agreement do not acquire any Class A ordinary shares) in order to have HCIC’s initial business combination approved. HCIC’s initial shareholders own shares representing approximately 30.1% of HCIC’s outstanding ordinary shares (excluding the private placement shares). Assuming that only the holders of one-third of HCIC’s issued and outstanding ordinary shares, representing a quorum under HCIC’s amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, HCIC will not need any public shares in addition to HCIC’s founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if HCIC’s initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of its initial business combination will require a special resolution, which requires the affirmative vote of at least two-third of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if HCIC seeks shareholder approval of its initial business combination, the agreement by HCIC’s initial shareholders to vote in favor of HCIC’s initial business combination will increase the likelihood that HCIC will receive the requisite shareholder approval for such initial business combination.

Investors’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from HCIC for cash, unless HCIC seeks shareholder approval of the initial business combination.

At the time of an investment in HCIC, investors will not be provided with an opportunity to evaluate the specific merits or risks of HCIC’s initial business combination. Since HCIC’s board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless HCIC seeks such shareholder vote. Accordingly, if HCIC does not seek shareholder approval, investors’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in HCIC’s tender offer documents mailed to HCIC’s public shareholders in which HCIC describes its initial business combination. The amount of the deferred underwriting commissions payable to the Deferred Underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount HCIC will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect HCIC’s obligation to pay the deferred underwriting commissions.

The ability of HCIC’s public shareholders to redeem their shares for cash may make its financial condition unattractive to potential business combination targets, which may make it difficult for HCIC to enter into an initial business combination with a target.

HCIC may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, HCIC would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. HCIC’s amended and restated memorandum and articles of association require it to provide all of its public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. If accepting all properly submitted redemption requests would not allow HCIC to satisfy a closing condition as described above, it would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with HCIC.

The ability of HCIC’s public shareholders to exercise redemption rights with respect to a large number of its shares or the requirement that HCIC maintains a minimum net worth or retain a certain amount of cash could increase the probability that its initial business combination would be unsuccessful and that shareholders would have to wait for liquidation in order to redeem their ordinary shares.

If HCIC’s initial business combination agreement requires it to use a portion of the cash in the trust account to pay the purchase price, or requires it to have a minimum amount of cash at closing, the probability that its initial business combination would be unsuccessful is increased. If HCIC’s initial business combination is unsuccessful, shareholders would not receive their pro rata portion of the funds in the trust account until HCIC liquidates the trust account. If shareholders are in need of immediate liquidity, they could attempt to sell their ordinary shares in the open market; however, at such time HCIC’s ordinary shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until HCIC liquidates or they are able to sell their ordinary shares in the open market.

The ability of HCIC’s public shareholders to exercise redemption rights with respect to a large number of its shares may not allow HCIC to complete the most desirable business combination or optimize its capital structure.

At the time HCIC enters into an agreement for its initial business combination, it will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on its expectations as to the number of shares that will be submitted for redemption. If HCIC’s initial business combination agreement requires it to use a portion of the cash in the trust account to pay the purchase price, or requires it to have a minimum amount of cash at closing, HCIC will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than HCIC initially expected, it may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of HCIC’s business combination. The effect of this dilution will be greater for shareholders who do not redeem. HCIC may not be able to generate sufficient value from the completion of its initial business combination in order to overcome the dilutive impact of these and other factors, and accordingly, shareholders may incur a net loss on their investment. Please see the section of this Report entitled “Risk Factors — The nominal purchase price paid by HCIC’s sponsor for the founder shares may result in significant dilution to the implied value of public shares upon the consummation of HCIC’s initial business combination.” In addition, the Deferred Underwriter has agreed to defer underwriting commissions equal to up to 2.0% of the gross proceeds of HCIC’s initial public offering, payable to the Deferred Underwriter upon consummation of HCIC’s initial business combination, which will be reduced based on the percentage of total funds from the trust account released to pay redeeming public shareholders. Even though the deferred underwriting commissions are reduced in proportion to the amount of redemptions by HCIC’s public shareholders, if HCIC’s public shareholders exercise redemption rights with respect to a large number of shares, there may not be sufficient cash in the trust account to meet a minimum cash condition at closing of HCIC’s initial business combination and require additional third-party financing, which may result in dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. There are no redemption rights with respect to the share rights. The above considerations may limit HCIC’s ability to complete the most desirable business combination available to it or optimize its capital structure.

The requirement that HCIC complete its initial business combination within 24 months from its initial public offering may give potential target businesses leverage over HCIC in negotiating an initial business combination and may limit the amount of time HCIC has to conduct due diligence on potential business combination targets as it approaches its dissolution deadline, which could undermine its ability to complete its initial business combination on terms that would produce value for its shareholders.

Any potential target business with which HCIC enters into negotiations concerning an initial business combination will be aware that HCIC must complete its initial business combination within the completion window. Consequently, such target business may obtain leverage over HCIC in negotiating an initial business combination, knowing that if HCIC does not complete its initial business combination with that particular target business, HCIC may be unable to complete its initial business combination with any target business. This risk will increase as HCIC gets closer to the timeframe described above. In addition, HCIC may have limited time to conduct due diligence and may enter into its initial business combination on terms that it would have rejected upon a more comprehensive investigation. The length of time it may take HCIC to complete its diligence and negotiate a business combination may reduce the amount of time available for it to ultimately complete an initial business combination should such diligence or negotiations not lead to a completed initial business combination.

HCIC may not be able to complete its initial business combination within the completion window, in which case it would cease all operations except for the purpose of winding up and it would redeem its public shares and liquidate, in which case its public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and its share rights will expire worthless.

HCIC’s amended and restated memorandum and articles of association provide that it must complete its initial business combination within the completion window. HCIC may not be able to find a suitable target business and complete its initial business combination within such time period. An increasing number of SPACs have liquidated in 2022 through 2025 due to an inability to complete an initial business combination within the allotted completion window. Furthermore, HCIC’s ability to complete its initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets, other social and geopolitical events and the other risks described herein, including the impact of events such as the war between Russia and Ukraine and the Israel-Hamas war, the conflict between the United States and Israel and Iran as well as recent developments to U.S. tariff policies. Additionally, the outbreak of unforeseen occurrences of natural disasters, such as the COVID-19 pandemic, may negatively impact businesses HCIC may seek to acquire and may make it harder for HCIC to find a suitable target business and consummate its initial business combination.

If HCIC has not completed its initial business combination within such time period (or any extended period of time that it may have to consummate an initial business combination as a result of an amendment to its amended and restated memorandum and articles of association), it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to HCIC for permitted withdrawals, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of HCIC’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to HCIC’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, HCIC’s public shareholders may only receive $10.00 per share, and its share rights will expire worthless.

HCIC may decide not to extend the term it has to consummate its initial business combination, in which case it would redeem its public shares, and the share rights will be worthless.

HCIC has until the date that is 24 months from the closing of its initial public offering, or until such earlier liquidation date as its board of directors may approve, to consummate its initial business combination.

If HCIC does not consummate an initial business combination by such deadline, it may decide not to seek to extend the date by which it must consummate its initial business combination. If HCIC does not seek to extend the date by which it must consummate its initial business combination, and it is unable to consummate its initial business combination within the applicable time period, it will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the share rights will be worthless.

If HCIC seeks shareholder approval of its initial business combination, HCIC’s management team, sponsor or any of their respective affiliates may elect to purchase public shares or share rights from public shareholders. This may influence a vote on a proposed initial business combination and reduce the public “float” of HCIC’s Class A ordinary shares or share rights.

In the event HCIC seeks shareholder approval of its initial business combination and does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, HCIC’s sponsor, directors, officers, advisors, or any of their respective affiliates may purchase units, public shares or share rights, or a combination thereof, in privately negotiated transactions or in the open market either prior to or following the completion of HCIC’s initial business combination. There is no limit on the number of securities HCIC’s directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. If HCIC’s sponsor or its affiliates engage in such transactions prior to the completion of HCIC’s initial business combination, the purchase will be at a price no higher than the price offered through the redemption process. Any such securities purchased by the sponsor or its affiliates, or any other third party that would vote at the direction of the sponsor or its affiliates, will not be voted in favor of approving HCIC’s initial business combination. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase units, public shares, or share rights in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of HCIC’s public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. HCIC has an insider trading policy which requires insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with HCIC’s compliance personnel or legal counsel prior to execution. HCIC cannot currently determine whether its insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, HCIC’s insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that HCIC’s sponsor and its directors, officers, advisors or any of their respective affiliates purchase public shares or share rights in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against HCIC’s initial business combination, such selling public shareholders would be required to revoke their prior elections to redeem their shares. HCIC’s sponsor and its affiliates have entered into an agreement with HCIC, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares. HCIC currently does not anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers would be required to comply with such rules.

The purpose of such purchases would be to ensure that such public shares would not be redeemed in connection with HCIC’s initial business combination. This may result in the completion of an initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of public shares or share rights may be reduced and the number of beneficial holders of HCIC’s securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing, or trading of HCIC’s securities on a national securities exchange.

HCIC’s sponsor and officers, directors, advisors, and/or any of their respective affiliates anticipate that they may identify public shareholders with whom HCIC’s sponsor or officers, directors, advisors, or any of their respective affiliates may pursue privately negotiated purchases by either public shareholders contacting HCIC directly or by the receipt of redemption requests submitted by public shareholders following HCIC’s mailing of proxy materials in connection with the initial business combination. To the extent that HCIC’s sponsor or officers, directors, advisors, or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling public shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the initial business combination, but only if such HCIC shares have not already been voted at the general meeting held to consider HCIC’s initial business combination. Such persons would select the public shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than, but not higher than, the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the initial business combination. HCIC’s sponsor or officers, directors, advisors, or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Additionally, in the event the sponsor or HCIC’s officers, directors, advisors, and/or any of their respective affiliates were to purchase HCIC securities from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following (i) HCIC’s registration statement/proxy statement filed for its initial business combination transaction would disclose the possibility that the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates may purchase shares or share rights from public shareholders outside the redemption process, along with the purpose of such purchases; (ii) if the sponsor or HCIC’s officers, directors, advisors, and/or any of their respective affiliates were to purchase public shares or share rights from public shareholders, they would do so at a price no higher than the price offered through HCIC’s redemption process; (iii) HCIC’s registration statement/proxy statement filed for HCIC’s initial business combination would include a representation that any HCIC securities purchased by the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates would not be voted in favor of approving the initial business combination; and (iv) the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates would not possess any redemption rights with respect to HCIC securities or, if they do acquire and possess redemption rights, they would waive such rights. To the extent that the sponsor or HCIC’s officers, directors, advisors, and/or any of their respective affiliates enter into any such private purchase prior to the general meeting related to HCIC’s initial business combination, HCIC will file a current report on Form 8-K to disclose (i) the amount of HCIC securities purchased in any such purchases, along with the purchase price; (ii) the purpose of any such purchases; (iii) the impact, if any, of any such purchases on the likelihood that HCIC’s initial business combination will be approved; (iv) the identities or the nature of the HCIC security holders (e.g., 5% HCIC security holders) who sold their HCIC securities in any such purchases; and (v) the number of HCIC securities for which HCIC has received redemption requests pursuant to public shareholders’ redemption rights in connection with HCIC’s initial business combination.

Any purchases by the sponsor or HCIC’s officers, directors, advisors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The sponsor or HCIC’s officers, directors, and/or any of their respective affiliates will be restricted from making purchases of public shares if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Entering into any such arrangements may have an adverse effect on the price of HCIC’s securities. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market price and may therefore be more likely to sell the shares he owns, either prior to or immediately after the extraordinary general meeting.

HCIC may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

HCIC’s initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While HCIC’s sponsor is a limited liability company formed in Nevada and is not, is not controlled by, and does not have any substantial ties with or any members who are, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020, further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure,” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, HCIC may determine that it is required to make a mandatory filing or that it will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay HCIC’s proposed initial business combination, impose conditions with respect to such initial business combination, or request the President of the United States to order HCIC to divest all or a portion of the U.S. target business of HCIC’s initial business combination that HCIC acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent HCIC from pursuing certain target companies that HCIC believes would otherwise be beneficial to HCIC and its shareholders. As a result, the pool of potential targets with which HCIC could complete an initial business combination may be limited and HCIC may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

In addition, outside the United States, laws or regulations may affect HCIC’s ability to consummate its initial business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications) or in businesses relating to a country’s culture or heritage may be implicated.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because HCIC has only a limited time to complete its initial business combination, HCIC’s failure to obtain any required approvals within the requisite time period may require HCIC to liquidate. If HCIC is unable to consummate its initial business combination within the applicable time period required under its amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, HCIC will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of HCIC’s remaining shareholders and HCIC’s board of directors, liquidate and dissolve, subject in each case to HCIC’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, HCIC’s shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, HCIC’s share rights will be worthless.

Members of HCIC’s management team and board of directors have significant experience as founders, board members, officers, executives, employees or service providers of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on HCIC, which may impede HCIC’s ability to consummate an initial business combination.

During the course of their careers, members of HCIC’s management team and board of directors have had significant experience as founders, board members, officers, executives, employees or service providers of other companies. Certain of those persons have been, are currently, or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. In his capacity as a director and an executive officer of Hennessy IV, Daniel J. Hennessy, HCIC’s Chairman and Chief Executive Officer, was a named defendant in In re Hennessy Capital Acquisition Corp. IV Stockholder Litigation C.A. No. 2022-0571-LWW, which was brought in the Delaware Court of Chancery. The case revolved around allegations that Hennessy IV’s fiduciaries breached their fiduciary duties in connection with the disclosures relating to the business combination between Hennessy IV and Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. The case was dismissed with prejudice in May 2024 with no findings of violations or breaches of fiduciary duties. Any such litigation, investigations or other proceedings may divert the attention and resources of HCIC’s management team and board of directors away from identifying and selecting a target business or businesses for HCIC’s initial business combination and may negatively affect HCIC’s reputation, which may impede HCIC’s ability to complete an initial business combination.

If a shareholder fails to receive notice of HCIC’s offer to redeem HCIC’s public shares in connection with the initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

HCIC will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with HCIC’s initial business combination. Despite HCIC’s compliance with these rules, if a shareholder fails to receive HCIC’s tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that HCIC will furnish to holders of HCIC’s public shares in connection with the initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, HCIC may require HCIC’s public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to HCIC’s transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event HCIC distributes proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Report entitled “Business — Redemption Rights for Public Shareholders upon Completion of HCIC’s Initial Business Combination.”

If HCIC does not consummate an initial business combination within 24 months from the closing of its initial public offering, HCIC’s public shareholders may be forced to wait beyond such time before redemption from HCIC’s trust account.

If HCIC does not consummate an initial business combination within 24 months from the closing of its initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to HCIC to pay permitted withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of HCIC’s public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of HCIC’s amended and restated memorandum and articles of association prior to any voluntary winding up. If HCIC is required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to HCIC’s public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time from the closing of HCIC’s initial public offering, before the redemption proceeds of HCIC’s trust account become available to them, and they receive the return of their pro rata portion of the proceeds from HCIC’s trust account. HCIC has no obligation to return funds to investors prior to the date of HCIC’s redemption or liquidation unless, prior thereto, HCIC consummates its initial business combination or amends certain provisions of HCIC’s amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon HCIC’s redemption or any liquidation will public shareholders be entitled to distributions if HCIC does not complete its initial business combination and does not amend certain provisions of HCIC’s amended and restated memorandum and articles of association. HCIC’s amended and restated memorandum and articles of association provide that, if HCIC winds up for any other reason prior to the consummation of its initial business combination, HCIC will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Investors will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, shareholders may be forced to sell their public shares or share rights, potentially at a loss.

HCIC’s public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) HCIC’s completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend HCIC’s amended and restated memorandum and articles of association (A) to modify the substance or timing of HCIC’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of HCIC’s public shares if it is unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of share rights will not have any right to the proceeds held in the trust account. There are no redemption rights with respect to the share rights. Accordingly, to liquidate their investment, they may be forced to sell their public shares or share rights, potentially at a loss.

Investors will not be entitled to protections normally afforded to investors of many other SPACs.

Since the net proceeds of HCIC’s initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, HCIC may be deemed to be a “blank check” company under the United States securities laws. However, because HCIC has net tangible assets in excess of $5,000,000 and has filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, HCIC is exempt from rules promulgated by the SEC to protect investors in SPACs, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means HCIC will have a longer period of time to complete its business combination than do companies subject to Rule 419. Moreover, if HCIC’s initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to HCIC unless and until the funds in the trust account were released to HCIC in connection with its completion of an initial business combination.

Because of HCIC’s limited resources and the significant competition for business combination opportunities, it may be more difficult for HCIC to complete its initial business combination. If HCIC is unable to complete its initial business combination, HCIC’s public shareholders may receive only approximately $10.00 per share on HCIC’s redemption of its public shares, or less than such amount in certain circumstances, and HCIC’s share rights will expire worthless.

HCIC expects to encounter intense competition from other entities having a business objective similar to HCIC’s, including private investors (which may be individuals or investment partnerships), other SPACs and other entities, domestic or international, competing for the types of businesses HCIC intends to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than HCIC does, and HCIC’s financial resources will be relatively limited when contrasted with those of many of these competitors. While HCIC believes there are numerous target businesses it could potentially acquire with the net proceeds of its initial public offering and the sale of the private placement units, HCIC’s ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by HCIC’s available financial resources. The sponsor, any of its affiliates, or any of their respective clients may make additional investments in HCIC, although the sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because HCIC is obligated to pay cash for the Class A ordinary shares which HCIC’s public shareholders redeem in connection with HCIC’s initial business combination, target companies will be aware that this may reduce the resources available to HCIC for its initial business combination. This may place HCIC at a competitive disadvantage in successfully negotiating an initial business combination. If HCIC is unable to complete its initial business combination, HCIC’s public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of HCIC’s trust account and HCIC’s share rights will expire worthless. Please see the section of this Report entitled “Risk Factors — If third parties bring claims against HCIC, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.”

If the net proceeds of HCIC’s initial offering and the sale of the private placement units not being held in the trust account and the permitted withdrawals are insufficient to allow HCIC to operate for at least the completion window, HCIC may be unable to complete its initial business combination, in which case its public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and its share rights will expire worthless.

The funds available to HCIC outside of the trust account and the permitted withdrawals may not be sufficient to allow HCIC to operate for at least the completion window, assuming that its initial business combination is not completed during that time. HCIC believes that the funds available to it outside of the trust account and the permitted withdrawals will be sufficient to allow it to operate for at least the twelve months following the initial public offering; however, HCIC cannot assure investors that its estimate is accurate.

Of the funds available to HCIC, it could use a portion of the funds available to it to pay fees to consultants to assist it with its search for a target business. HCIC could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although HCIC does not have any current intention to do so. If HCIC entered into a letter of intent or merger agreement where it paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of its breach or otherwise), it might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If HCIC is unable to complete its initial business combination, its public shareholders may receive only approximately $10.00 per share on the liquidation of its trust account and its share rights will expire worthless.

If the net proceeds of HCIC’s initial public offering and the sale of the private placement units not being held in the trust account and the permitted withdrawals are insufficient, it could limit the amount available to fund HCIC’s search for a target business or businesses and complete its initial business combination and HCIC will depend on permitted withdrawals and loans from its sponsor or management team to fund its search for an initial business combination, to pay its taxes and to complete its initial business combination. If HCIC is unable to obtain these loans, it may be unable to complete its initial business combination.

Of the net proceeds of HCIC’s initial public offering and the sale of the private placement units, only approximately $1,030,000 was available to HCIC outside the trust account to fund its working capital requirements. HCIC believes that the funds available to it outside of the trust account will be sufficient to allow it to operate for at least the completion window; however, HCIC cannot assure investors that its estimate is accurate. If HCIC is required to seek additional capital, it would need to borrow funds from its sponsor, management team or other third parties to operate or may be forced to liquidate. None of HCIC’s sponsor, members of its management team nor any of their affiliates is under any obligation to advance funds to HCIC in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to HCIC upon completion of its initial business combination. Up to $2.5 million of such loans may be convertible into private placement units, at a price of $10.00 per private placement unit at the option of the lender, upon consummation of HCIC’s initial business combination. Prior to the completion of its initial business combination, HCIC does not expect to seek loans from parties other than its sponsor or an affiliate of its sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in its trust account. If HCIC is unable to obtain these loans, it may be unable to complete its initial business combination. If HCIC is unable to complete its initial business combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the trust account. Consequently, its public shareholders may only receive approximately $10.00 per share on its redemption of its public shares, and its share rights will expire worthless.

Subsequent to the completion of HCIC’s initial business combination, it may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and the price of its ordinary shares, which could cause investors to lose some or all of their investment.

Even if HCIC conducts extensive due diligence on a target business with which it combines, it cannot assure investors that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of HCIC’s control will not later arise. As a result of these factors, HCIC may be forced to later write-down or write-off assets, restructure its operations or incur impairment or other charges that could result in reporting losses. Even if HCIC’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on HCIC’s liquidity, the fact that it reports charges of this nature could contribute to negative market perceptions about HCIC or its securities. In addition, charges of this nature may cause HCIC to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of obtaining debt financing to partially finance the initial business combination. Accordingly, any public shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares.

If third parties bring claims against HCIC, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

HCIC’s placing of funds in the trust account may not protect those funds from third-party claims against it. Although HCIC will seek to have all vendors, service providers, prospective target businesses and other entities with which it does business execute agreements with HCIC waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of its public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against HCIC’s assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, HCIC’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to HCIC than any alternative. Withum Smith+Brown, PC (“Withum”), HCIC’s independent registered public accounting firm, and the underwriters of HCIC’s initial public offering have not executed agreements with HCIC waiving such claims to the monies held in the trust account.

Examples of possible instances where HCIC may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with HCIC and will not seek recourse against the trust account for any reason. Upon redemption of HCIC’s public shares, if it is unable to complete its initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with its initial business combination, HCIC will be required to provide for payment of claims of creditors that were not waived that may be brought against it within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to HCIC’s registration statement filed in connection with HCIC’s initial public offering, HCIC’s sponsor has agreed that it will be liable to HCIC if and to the extent any claims by a third party (other than HCIC’s independent registered public accounting firm) for services rendered or products sold to HCIC, or a prospective target business with which HCIC has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under HCIC’s indemnity of the underwriters of HCIC’s initial public offering against certain liabilities, including liabilities under the Securities Act. However, HCIC has not asked its sponsor to reserve for such indemnification obligations, nor has it independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believes that its sponsor’s only assets are securities of HCIC. Therefore, HCIC cannot assure investors that its sponsor would be able to satisfy those obligations. None of HCIC’s officers or directors will indemnify HCIC for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

HCIC’s directors may decide not to enforce the indemnification obligations of its sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to HCIC’s public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to fund permitted withdrawals, and HCIC’s sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, HCIC’s independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations.

While it is currently expected that HCIC’s independent directors would take legal action on behalf of HCIC against the sponsor to enforce its indemnification obligations, it is possible that the independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If the independent directors choose not to enforce these indemnification obligations on HCIC’s behalf, the amount of funds in the trust account available for distribution to HCIC’s public shareholders may be reduced below $10.00 per share.

HCIC may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.

HCIC has agreed to indemnify its officers and directors to the fullest extent permitted by law. However, HCIC’s officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by HCIC only if (i) it has sufficient funds outside of the trust account or (ii) it consummates an initial business combination. HCIC’s obligation to indemnify its officers and directors may discourage shareholders from bringing a lawsuit against its officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against HCIC’s officers and directors, even though such an action, if successful, might otherwise benefit HCIC and its shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent HCIC pays the costs of settlement and damage awards against its officers and directors pursuant to these indemnification provisions.

If, after HCIC distributes the proceeds in the trust account to its public shareholders, HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against HCIC that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and HCIC and its board may be exposed to claims of punitive damages.

If, after HCIC distributes the proceeds in the trust account to its public shareholders, HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against HCIC that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by HCIC’s shareholders. In addition, HCIC’s board of directors may be viewed as having breached its fiduciary duty to HCIC’s creditors and/or having acted in bad faith, thereby exposing itself and HCIC to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to HCIC’s public shareholders, HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against HCIC that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of HCIC’s shareholders and the per-share amount that would otherwise be received by HCIC’s shareholders in connection with its liquidation may be reduced.

If, before distributing the proceeds in the trust account to HCIC’s public shareholders, HCIC files a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against HCIC that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy insolvency law, and may be included in HCIC’s bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of HCIC’s shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by HCIC’s shareholders in connection with its liquidation may be reduced.

HCIC’s shareholders may be held liable for claims by third parties against HCIC to the extent of distributions received by them upon redemption of their shares.

If HCIC is forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, HCIC was unable to pay its debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by HCIC’s shareholders. Furthermore, HCIC’s directors may be viewed as having breached their fiduciary duties to HCIC or its creditors and/or may have acted in bad faith, thereby exposing themselves and HCIC to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Claims may be brought against HCIC for these reasons. HCIC and its directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of HCIC’s share premium account while HCIC was unable to pay its debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

HCIC may not hold an annual general meeting until after the consummation of its initial business combination, which could delay the opportunity for HCIC’s shareholders to elect directors.

In accordance with Nasdaq corporate governance requirements, HCIC is not required to hold an annual general meeting until no later than one year after its first fiscal year end following its listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for HCIC to hold annual or extraordinary general meetings to appoint directors. Prior to the consummation of HCIC’s initial business combination, only holders of HCIC’s Class B ordinary shares will have the right to vote on the appointment or removal of directors.

After HCIC’s initial business combination, it is possible that a majority of HCIC’s directors and officers will live outside the United States and all of HCIC’s assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after HCIC’s initial business combination, a majority of HCIC’s directors and officers will reside outside of the United States and all of HCIC’s assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of HCIC’s directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on HCIC’s directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against HCIC or its directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against HCIC or its directors or officers predicated upon the securities laws of the United States or any state in the United States.

For a more detailed discussion, see Exhibit 4.2 of this Report captioned “Description of Securities.”

HCIC may seek business combination opportunities in industries or sectors which may or may not be outside of its management’s area of expertise.

HCIC may consider an initial business combination outside of its management’s area of expertise if an initial business combination candidate is presented to HCIC and it determines that such candidate offers an attractive business combination opportunity for HCIC or HCIC is unable to identify a suitable candidate in other sectors after having expanded a reasonable amount of time and effort in an attempt to do so. Although HCIC’s management will endeavor to evaluate the risks inherent in any particular business combination candidate, it cannot assure investors that it will adequately ascertain or assess all of the significant risk factors. HCIC also cannot assure investors that an investment in HCIC’s units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event HCIC elects to pursue a business combination outside of the areas of its management’s expertise, its management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of its management’s expertise would not be relevant to an understanding of the business that HCIC elects to acquire. As a result, HCIC’s management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any public shareholders who choose to remain shareholders following HCIC’s initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

HCIC may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent it from achieving its desired results.

HCIC may seek business combination opportunities with large, highly complex companies that it believes would benefit from operational improvements. While HCIC intends to implement such improvements, to the extent that its efforts are delayed or it is unable to achieve the desired improvements, the business combination may not be as successful as anticipated.

To the extent HCIC completes its initial business combination with a large complex business or entity with a complex operating structure, it may also be affected by numerous risks inherent in the operations of the business with which it combines, which could delay or prevent HCIC from implementing its strategy. Although HCIC’s management team will endeavor to evaluate the risks inherent in a particular target business and its operations, HCIC may not be able to properly ascertain or assess all of the significant risk factors until it completes its business combination. If HCIC is not able to achieve its desired operational improvements, or the improvements take longer to implement than anticipated, it may not achieve the gains that it anticipates. Furthermore, some of these risks and complexities may be outside of HCIC’s control and leave it with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Although HCIC has identified general criteria and guidelines that it believes are important in evaluating prospective target businesses, it may enter into its initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which HCIC enters into its initial business combination may not have attributes entirely consistent with its general criteria and guidelines.

Although HCIC has identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which HCIC enters into its initial business combination will not have all of these positive attributes. If HCIC completes its initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of HCIC’s general criteria and guidelines. In addition, if HCIC announces a prospective business combination with a target that does not meet its general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for HCIC to meet any closing condition with a target business that requires HCIC to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or HCIC decides to obtain shareholder approval for business or other legal reasons, it may be more difficult for HCIC to attain shareholder approval of its initial business combination if the target business does not meet its general criteria and guidelines. If HCIC is unable to complete its initial business combination, its public shareholders may receive only approximately $10.00 per share on the liquidation of its trust account and its share rights will expire worthless. In certain circumstances, HCIC’s public shareholders may receive less than $10.00 per share upon HCIC’s liquidation.

HCIC may seek business combination opportunities with an early-stage financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject it to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent HCIC completes its initial business combination with an early-stage company, financially unstable business or an entity lacking an established record of revenues or earnings, it may be affected by numerous risks inherent in the operations of the business with which it combines. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which HCIC consummates its initial business combination will perform as anticipated. Although HCIC’s officers and directors will endeavor to evaluate the risks inherent in a particular target business, HCIC may not be able to properly ascertain or assess all of the significant risk factors and it may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of HCIC’s control and leave it with no ability to control or reduce the chances that those risks will adversely impact a target business.

Because HCIC is not limited to any particular business or specific geographic location or any specific target businesses with which to pursue its initial business combination, shareholders will be unable to ascertain the merits or risks of any particular target business’ operations.

Although HCIC intends to focus its search for a target business in the industrial innovation and energy transition sectors, it may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) and that HCIC is not permitted to effectuate its initial business combination with another blank check company or similar company with nominal operations, HCIC will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because HCIC has not yet identified or approached any specific target business with respect to its initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent HCIC consummates its initial business combination, it may be affected by numerous risks inherent in the business operations with which it combines. For example, if HCIC combines with a financially unstable business or an entity lacking an established record of sales or earnings, it may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although its officers and directors will endeavor to evaluate the risks inherent in a particular target business, HCIC may not properly ascertain or assess all of the significant risk factors or may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of HCIC’s control and leave it with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in HCIC’s public units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

The requirement that the acquisition target(s) that HCIC acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for HCIC’s initial business combination may limit the type and number of companies with which it may complete such a business combination.

Pursuant to the Nasdaq listing rules, the target business or businesses that HCIC acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for its initial business combination. This restriction may limit the type and number of companies with which HCIC may complete an initial business combination. If it is unable to locate a target business or businesses that satisfy this fair market value test, HCIC may be forced to liquidate and shareholders will only be entitled to receive their pro rata portion of the funds in the trust account. The Nasdaq listing rules require that such initial business combination must be approved by a majority of the company’s independent directors.

HCIC is not required to obtain a fairness opinion and consequently, shareholders may have no assurance from an independent source that the price HCIC is paying for the business is fair to the company from a financial point of view.

Unless HCIC completes its initial business combination with an affiliated entity or its board cannot independently determine the fair market value of the target business or businesses, HCIC is not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price it is paying is fair to the company from a financial point of view. If no opinion is obtained, HCIC’s shareholders will be relying on the judgment of its board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in HCIC’s proxy materials or tender offer documents, as applicable, related to its initial business combination.

Transactions in connection with or in anticipation of HCIC’s initial business combination and its structure thereafter may not be tax-efficient to its shareholders and share right holders. As a result of HCIC’s business combination, its tax obligations may be more complex, burdensome and uncertain.

Although HCIC will attempt to structure transactions in connection with its initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and HCIC may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of HCIC’s initial business combination and subject to requisite shareholder approval, HCIC may enter into one or more transactions that require shareholders and/or share right holders to recognize gain or income for tax purposes or otherwise increase their tax burden. HCIC does not intend to make any cash distributions to shareholders or share right holders to pay taxes in connection with its business combination or thereafter. Accordingly, a shareholder or a share right holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or share rights. In addition, HCIC may effect a business combination with a target company in another jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, shareholders and share right holders may be subject to additional income, withholding or other taxes with respect to their ownership of HCIC after its initial business combination.

Because HCIC must furnish its shareholders with target business financial statements, it may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. HCIC will include the same financial statement disclosure in connection with its tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses HCIC may acquire because some targets may be unable to provide such financial statements in time for HCIC to disclose such statements in accordance with federal proxy rules and complete its initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for HCIC to effectuate its initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that HCIC evaluate and report on its system of internal controls beginning with its Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event HCIC is deemed to be a large accelerated filer or an accelerated filer will it be required to comply with the independent registered public accounting firm attestation requirement on its internal control over financial reporting. Further, for as long as HCIC remains an emerging growth company, it will not be required to comply with the independent registered public accounting firm attestation requirement on its internal control over financial reporting. The fact that HCIC is a SPAC makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on HCIC as compared to other public companies because a target company with which HCIC seeks to complete its initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

HCIC does not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for HCIC to complete an initial business combination with which a substantial majority of its shareholders do not agree.

HCIC’s amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. HCIC’s initial proposed business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. As a result, HCIC may be able to complete its initial business combination even though a substantial majority of its public shareholders do not agree with the transaction and have redeemed their shares or, if HCIC seeks shareholder approval of its initial business combination and does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to HCIC’s sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration HCIC would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to HCIC, it will not complete the initial business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and HCIC instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments. HCIC cannot assure investors that it will not seek to amend its amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for HCIC to complete its initial business combination that its shareholders may not support.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending HCIC’s amended and restated memorandum and articles of association require at least a special resolution of its shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of HCIC’s ordinary shares who attend and vote at a general meeting of the company, and amending its share rights agreement requires a vote of holders of at least 50% of the public share rights and, solely with respect to any amendment to the terms of the private placement units or any provision of the share rights agreement with respect to the private placement rights, 50% of the number of the then outstanding private placement units. In addition, HCIC’s amended and restated memorandum and articles of association require it to provide its public shareholders with the opportunity to redeem their public shares for cash if HCIC proposes an amendment to its amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. Many SPACs have faced delisting of their securities following redemptions of shares by public shareholders in connection with proposed amendments to their corporate charters since, after redeeming a large number of publicly held shares, they no longer meet the continued listing requirements of the stock exchange.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through HCIC’s registration statement filed in connection with its initial public offering, HCIC would register, or seek an exemption from registration for, the affected securities. HCIC cannot assure investors that it will not seek to amend its charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate its initial business combination.

Certain agreements related to HCIC’s initial public offering may be amended or waived without shareholder approval.

Each of the agreements related to HCIC’s initial public offering to which HCIC is a party, other than the share rights agreement and the investment management trust agreement, may be amended or waived without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among HCIC and its initial shareholders, sponsor, officers and directors; the registration rights agreement among HCIC and its initial shareholders; the private placement units purchase agreement between HCIC and its sponsor; and the administrative services agreement among HCIC, its sponsor and an affiliate of its sponsor. These agreements contain various provisions that HCIC’s public shareholders might deem to be material. For example, the letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units and other securities held by HCIC’s initial shareholders, sponsor, officers and directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by HCIC’s board of directors, which may do so for a variety of reasons, including to facilitate HCIC’s initial business combination. While HCIC does not expect its board of directors to approve any amendment to or waiver of any of these agreements prior to its initial business combination, it may be possible that HCIC’s board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of HCIC’s initial business combination. Any amendment or waiver entered into in connection with the consummation of HCIC’s initial business combination will be disclosed in its proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of HCIC’s material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from HCIC’s shareholders, may result in the completion of HCIC’s initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in HCIC’s securities. For example, amendments to or waivers of the lock-up provision discussed above may result in HCIC’s initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of HCIC’s securities.

The provisions of HCIC’s amended and restated memorandum and articles of association that relate to its pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from its trust account), including an amendment to permit HCIC to withdraw funds from the trust account such that the per share amount investors will receive upon any liquidation or redemption is substantially reduced or eliminated, may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of HCIC’s ordinary shares who attend and vote at a general meeting of the company. It may be easier for HCIC to amend its amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of HCIC’s shareholders may not support.

HCIC’s amended and restated memorandum and articles of association provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit certain proceeds of HCIC’s initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and including to permit HCIC to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by special resolution, meaning holders of at least two-thirds of HCIC’s ordinary shares who attend and vote at a general meeting of the company, voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from HCIC’s trust account may be amended if approved by holders of at least two-thirds of HCIC’s ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of HCIC’s amended and restated memorandum and articles of association governing the appointment or removal of directors prior to HCIC’s initial business combination and continuing the company in a jurisdiction outside the Cayman Islands, may only be amended by a special resolution passed by holders representing at least 90% of HCIC’s issued and outstanding Class B ordinary shares. HCIC’s initial shareholders, who collectively beneficially own approximately 30.1% of HCIC’s ordinary shares, will participate in any vote to amend HCIC’s amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, HCIC may be able to amend the provisions of its amended and restated memorandum and articles of association which govern its pre-initial business combination behavior more easily than some other SPACs, and this may increase HCIC’s ability to complete an initial business combination with which public shareholders do not agree. HCIC’s shareholders may pursue remedies against HCIC for any breach of its amended and restated memorandum and articles of association.

HCIC’s initial shareholders, officers and directors have agreed, pursuant to a letter agreement with HCIC, that they will not propose any amendment to HCIC’s amended and restated memorandum and articles of association (i) to modify the substance or timing of HCIC’s obligation to provide for the redemption of HCIC’s public shares in connection with an initial business combination or to redeem 100% of HCIC’s public shares if HCIC has not consummated its initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless HCIC provides its public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that HCIC has entered into with its initial shareholders, officers and directors. HCIC’s shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against HCIC’s sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, HCIC’s shareholders would need to pursue a shareholder derivative action, subject to applicable law.

HCIC may be unable to obtain additional financing to complete its initial business combination or to fund the operations and growth of a target business, which could compel HCIC to restructure or abandon a particular business combination.

HCIC has not selected any specific business combination target, but intends to target businesses larger than it could acquire with the net proceeds of HCIC’s initial public offering and the sale of the private placement units. As a result, HCIC may be required to seek additional financing to complete such proposed initial business combination. HCIC cannot assure investors that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete HCIC’s initial business combination, HCIC would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing HCIC may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with HCIC’s initial business combination and/or the terms of negotiated transactions to purchase shares in connection with HCIC’s initial business combination. If HCIC is unable to complete its initial business combination, HCIC’s public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to HCIC for permitted withdrawals and to pay taxes on the liquidation of HCIC’s trust account and its share rights will expire worthless. In addition, even if HCIC does not need additional financing to complete its initial business combination, it may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of HCIC’s officers, directors or shareholders is required to provide any financing to HCIC in connection with or after its initial business combination. If HCIC is unable to complete its initial business combination, HCIC’s public shareholders may only receive approximately $10.00 per share on the liquidation of its trust account, and its share rights will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against HCIC, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share,” under certain circumstances HCIC’s public shareholders may receive less than $10.00 per share upon the liquidation of the trust account.

HCIC’s initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support.

HCIC’s initial shareholders own shares representing 30.1% of its issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support, including amendments to HCIC’s amended and restated memorandum and articles of association and approval of major corporate transactions. If HCIC’s initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of HCIC’s Class A ordinary shares. In addition, HCIC may not hold an annual general meeting to elect new directors prior to the completion of its initial business combination, in which case all of the current directors, who were elected by HCIC’s initial shareholders, will continue in office until at least the completion of the initial business combination. Prior to the consummation of HCIC’s initial business combination, only holders of its Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of HCIC’s public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of HCIC’s initial business combination, only holders of its Class B ordinary shares will be entitled to vote on continuing HCIC in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of HCIC approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of HCIC’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of HCIC’s initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. As a result, shareholders will not have any influence over the appointment or removal of directors prior to HCIC’s initial business combination or any influence over its continuation in a jurisdiction outside the Cayman Islands prior to its initial business combination. Accordingly, HCIC’s initial shareholders will continue to exert control at least until the completion of its initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If HCIC is unable to complete its initial business combination, its public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of its trust account and its share rights will expire worthless.

HCIC anticipates that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If HCIC decides not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if HCIC reaches an agreement relating to a specific target business, it may fail to complete its initial business combination for any number of reasons including those beyond its control. Any such event will result in a loss to HCIC of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If HCIC is unable to complete its initial business combination, its public shareholders may receive only approximately $10.00 per share on the liquidation of its trust account and its share rights will expire worthless.

HCIC’s key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following HCIC’s initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

HCIC’s key personnel may be able to remain with the company after the completion of its initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or HCIC’s securities for services they would render to HCIC after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, HCIC believes the ability of such individuals to remain with HCIC after the completion of its initial business combination will not be the determining factor in its decision as to whether or not it will proceed with any potential business combination. There is no certainty, however, that any of HCIC’s key personnel will remain with HCIC after the completion of its initial business combination. HCIC cannot assure shareholders that any of its key personnel will remain in senior management or advisory positions with HCIC. The determination as to whether any of HCIC’s key personnel will remain with HCIC will be made at the time of its initial business combination.

HCIC may have a limited ability to assess the management of a prospective target business and, as a result, may effect its initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of HCIC’s shareholders’ investment in HCIC.

When evaluating the desirability of effecting HCIC’s initial business combination with a prospective target business, its ability to assess the target business’s management may be limited due to a lack of time, resources or information. HCIC’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities HCIC suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any public shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Since only holders of HCIC’s Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of HCIC’s shares on Nasdaq, Nasdaq considers HCIC to be a “controlled company” within the meaning of Nasdaq rules and, as a result, HCIC qualifies for exemptions from certain corporate governance requirements.

Only holders of HCIC’s Class B ordinary shares have the right to vote on the appointment of directors. As a result, Nasdaq considers HCIC to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	HCIC have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	HCIC have a compensation committee of its board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

●	HCIC have independent director oversight of its director nominations.

HCIC does not intend to utilize these exemptions and intends to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if HCIC determines in the future to utilize some or all of these exemptions, shareholders will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

HCIC may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If HCIC is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of HCIC’s final prospectus filed in connection with its initial public offering “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders”) of HCIC’s Class A ordinary shares or share rights, such U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. HCIC’s PFIC status for its current and subsequent taxable years may depend on whether it qualifies for the PFIC start-up exception (as defined in the section of HCIC’s final prospectus filed in connection with its initial public offering entitled “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that HCIC will qualify for the start-up exception. Accordingly, there can be no assurances with respect to HCIC’s status as a PFIC for its current taxable year or any subsequent taxable year. HCIC’s actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following HCIC’s current taxable year).

If HCIC determines it is a PFIC for any taxable year, upon written request by a U.S. Holder, HCIC will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that HCIC will timely provide such required information, and such election would be unavailable with respect to HCIC’s share rights in all cases. HCIC urges U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the material tax consequences of PFIC classification to U.S. Holders, see the section of HCIC’s final prospectus filed in connection with its initial public offering entitled “Taxation — Material United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules.”

A 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of HCIC’s shares if it were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the stock repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax. The Treasury issued proposed regulations on April 12, 2024, and final regulations on June 28, 2024, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Although such notice and Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear.

HCIC is currently not a “covered corporation” for purposes of the Excise Tax. If HCIC were to become a “covered corporation” in the future, whether in connection with the consummation of its initial business combination with a U.S. company (including if HCIC were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent HCIC would be subject to the Excise Tax on a redemption of its shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of HCIC’s initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with HCIC’s initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of any other guidance from the Treasury. The imposition of the Excise Tax on HCIC as a result of redemptions by HCIC could, however, reduce the amount of cash available to the target business in connection with HCIC’s initial business combination, which could cause investors in HCIC’s securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, HCIC will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible excise tax or any other fees or taxes that may be levied on HCIC on any redemptions or stock buybacks by HCIC pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the Trust Account following HCIC’s initial business combination.

If HCIC effects its initial business combination with a company with operations or opportunities outside of the United States, it may face additional burdens in connection with investigating, agreeing to and completing such combination, and if HCIC effects such initial business combination, it would be subject to a variety of additional risks that may negatively impact its operations.

If HCIC effects its initial business combination with a company with operations or opportunities outside of the United States, it would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing its initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If HCIC effects its initial business combination with a company with operations or opportunities outside of the United States, it would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, widespread health emergencies and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

HCIC may not be able to adequately address these additional risks. If HCIC were unable to do so, its operations might suffer, which may adversely impact its results of operations and financial condition.

HCIC may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect its leverage and financial condition and thus negatively impact the value of its shareholders’ investment.

Although HCIC has no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, it may choose to incur substantial debt to complete its initial business combination. Furthermore, HCIC may issue a substantial number of additional ordinary or preferred shares to complete the initial business combination or under an employee incentive plan upon or after consummation of the initial business combination. HCIC has agreed that it will not incur any indebtedness unless it has obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on HCIC’s assets if its operating revenues after an initial business combination are insufficient to repay its debt obligations;

●	acceleration of HCIC’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	HCIC’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	HCIC’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

●	HCIC’s inability to pay dividends on its ordinary shares;

●	using a substantial portion of HCIC’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on its ordinary shares, its ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on HCIC’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on HCIC’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy, and other purposes and other disadvantages compared to HCIC’s competitors who have less debt.

HCIC may only be able to complete one business combination with the proceeds of its initial public offering and the sale of the private placement units, which will cause it to be solely dependent on a single business that may have a limited number of services and limited operating activities. This lack of diversification may negatively impact HCIC’s operating results and profitability.

Of the net proceeds from HCIC’s initial public offering and the sale of the private placement units $236,670,000 was available to complete HCIC’s initial business combination and pay related fees and expenses (after taking into account the $4,830,000 of deferred underwriting commissions being held in the trust account) immediately following the closing of HCIC’s initial public offering.

HCIC may effectuate its initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, it may not be able to effectuate its initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that it prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing its initial business combination with only a single entity, HCIC’s lack of diversification may subject it to numerous economic, competitive and regulatory developments. Further, it would not be able to diversify its operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, HCIC intends to focus its search for an initial business combination in a single industry. Accordingly, the prospects for its success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject HCIC to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which it may operate subsequent to its initial business combination.

HCIC may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder its ability to complete its initial business combination and give rise to increased costs and risks that could negatively impact its operations and profitability.

If HCIC determines to simultaneously acquire several businesses that are owned by different sellers, it will need for each of such sellers to agree that its purchase of their business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for HCIC, and delay its ability, to complete its initial business combination. HCIC does not, however, intend to purchase multiple businesses in unrelated industries in conjunction with its initial business combination. With multiple business combinations, HCIC could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If HCIC is unable to adequately address these risks, it could negatively impact its profitability and results of operations.

HCIC may attempt to complete its initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as it suspected, if at all.

In pursuing its initial business combination strategy, HCIC may seek to effectuate its initial business combination with a privately held company. Very little public information generally exists about private companies, and HCIC could be required to make its decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as it suspected, if at all.

After its initial business combination, substantially all of HCIC’s assets may be located in a foreign country and substantially all of its revenue will be derived from its operations in such country. Accordingly, its results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which it operates.

The economic, political and social conditions, as well as government policies, of the country in which HCIC’s operations are located could affect its business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect HCIC’s ability to find an attractive target business with which to consummate its initial business combination and if it effects its initial business combination, the ability of that target business to become profitable.

HCIC’s search for an initial business combination, and any target business with which HCIC may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict, the recent escalation of the United States and Israel-Ian conflict and imposed tariffs on imports from foreign countries.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict and the recent escalation of the United States and Israel-Iran conflict including the involvement of the United States. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict, the recent escalation of the United States and Israel-Iran conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the recent escalation of the United States and Israel-Iran conflict and subsequent sanctions or related actions, and tariffs on imports from foreign countries could adversely affect HCIC’s search for an initial business combination and any target business with which HCIC may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, HCIC’s ability to consummate an initial business combination, or the operations of a target business with which HCIC may ultimately consummate an initial business combination, may be materially adversely affected.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on HCIC’s search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect HCIC’s search for a target and/or its ability to complete an initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and HCIC cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after HCIC enters into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for HCIC to terminate that business combination agreement. These factors could affect HCIC’s selection of a business combination target.

HCIC may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, HCIC may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair HCIC’s ability to identify a suitable target and to complete an initial business combination. If HCIC completes an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for HCIC to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for HCIC to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for HCIC to complete its initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including those of HCIC, or other national, regional or international economic disruptions, any of which could make it more difficult for HCIC to complete its initial business combination.

Risks Relating to HCIC’s Sponsor and Management Team

The nominal purchase price paid by HCIC’s sponsor for the founder shares may result in significant dilution to the implied value of public shares upon the consummation of HCIC’s initial business combination.

HCIC offered its units at an offering price of $10.00 per unit and the amount in its trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to HCIC’s initial public offering, HCIC’s sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. As a result, the value of public shares may be significantly diluted upon the consummation of HCIC’s initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of HCIC’s initial business combination assuming that HCIC’s equity value at that time is $241,500,000, which is the amount HCIC would have for its initial business combination in the trust account assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with HCIC’s initial business combination, and without taking into account any other potential impacts on HCIC’s valuation at such time, such as the trading price of HCIC’s public shares, the business combination transaction costs (including payment of $4,830,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of HCIC’s public and private placement units. At such valuation, each of HCIC’s ordinary shares would have an implied value of $6.66 per share upon consummation of HCIC’s initial business combination, which is a 33.4% decrease as compared to the initial implied value per public share of $10.00.

Public shares	24,150,000
Founder shares	10,692,515
Private placement shares	671,000
Total shares	35,513,515
Total funds in trust account available for initial business combination	$236,670,000
Initial implied value per share before initial business combination	$10.00
Implied value per share after initial business combination	$6.66

The value of the founder shares following completion of HCIC’s initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of HCIC’s ordinary shares at such time is substantially less than $10.00 per share.

HCIC’s sponsor has invested an aggregate of $6,735,000, comprised of the $25,000 purchase price for the founder shares and the $6,710,000 purchase price for the private placement units. Assuming a trading price of $10.00 per share upon consummation of HCIC’s initial business combination, the 10,692,515 founder shares would have an aggregate implied value of $106,925,150. Even if the trading price of HCIC’s ordinary shares were as low as approximately $0.63 per share, and the private placement units are worthless, the value of the founder shares would be equal to the sponsor’s initial investment in HCIC. As a result, HCIC’s sponsor is likely to be able to make a substantial profit on its investment in HCIC at a time when HCIC’s public shares have lost significant value. Accordingly, HCIC’s management team, which owns interests in HCIC’s sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if HCIC’s sponsor had paid the same per share price for the founder shares as HCIC’s public shareholders paid for their public shares.

HCIC’s ability to successfully effect its initial business combination and to be successful thereafter will be totally dependent upon the efforts of HCIC’s key personnel, some of whom may join HCIC following its initial business combination. The loss of key personnel could negatively impact the operations and profitability of HCIC’s post-combination business.

HCIC’s ability to successfully effect its initial business combination is dependent upon the efforts of HCIC’s key personnel. The role of HCIC’s key personnel in the target business, however, cannot presently be ascertained. Although some of HCIC’s key personnel may remain with the target business in senior management or advisory positions following HCIC’s initial business combination, it is likely that some or all of the management of the target business will remain in place. While HCIC intends to closely scrutinize any individuals employed after its initial business combination, it cannot assure investors that the assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause HCIC to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of HCIC’s initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of HCIC’s post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of HCIC’s initial business combination cannot be ascertained at this time. Although HCIC contemplates that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following HCIC’s initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of HCIC’s post-combination business.

HCIC is dependent upon its executive officers and directors and their departure, or a reduction in the amount of time they can dedicate to HCIC’s initial business combination, could adversely affect HCIC’s ability to operate.

HCIC’s operations are dependent upon a relatively small group of individuals and, in particular, its executive officers and directors. HCIC believes that its success depends on the continued service of its executive officers and directors, at least until HCIC has completed its initial business combination. HCIC does not have an employment agreement, independent contractor agreement or service provider agreement with or key-man insurance on the life of, any of its directors or executive officers. The unexpected loss of the services of one or more of HCIC’s directors or executive officers could have a detrimental effect on HCIC.

Since HCIC’s sponsor, officers and directors will lose their entire investment in HCIC if its initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for HCIC’s initial business combination.

HCIC’s sponsor owns 10,692,515 founder shares (as of March 27, 2026). The number of founder shares issued was determined based on the expectation that such founder shares would represent 30.1% of the outstanding shares after HCIC’s initial public offering. The founder shares will be worthless if HCIC does not complete an initial business combination. HCIC’s sponsor purchased 671,000 private placement units at a price of $10.00 per private placement unit ($6,710,000 in the aggregate). These securities will also be worthless if HCIC does not complete an initial business combination. Holders of founder shares have agreed (i) to vote any shares owned by them in favor of any proposed initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction) and (ii) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, HCIC may obtain loans from its sponsor, affiliates of its sponsor, or an officer or director. The personal and financial interests of HCIC’s officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

HCIC’s officers and directors will allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to HCIC’s affairs. This conflict of interest could have a negative impact on HCIC’s ability to complete its initial business combination.

HCIC’s officers and directors are not required to, and will not, commit their full time to HCIC’s affairs, which may result in a conflict of interest in allocating their time between HCIC’s operations and HCIC’s search for an initial business combination and their other businesses. HCIC does not intend to have any employees prior to the completion of its initial business combination. Each of HCIC’s officers is engaged in other business endeavors for which he may be entitled to substantial compensation and HCIC’s officers are not obligated to contribute any specific number of hours per week to HCIC’s affairs. HCIC’s independent directors may also serve as officers or board members for other entities. If HCIC’s officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to HCIC’s affairs which may have a negative impact on HCIC’s ability to complete its initial business combination. For a complete discussion of HCIC’s officers’ and directors’ other business affairs, please see the section of this Report entitled “Directors, Executive Officers and Corporate Governance.”

Certain of HCIC’s officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by HCIC and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until HCIC consummates its initial business combination, HCIC intends to engage in the business of identifying and combining with one or more businesses. HCIC’s sponsor and its affiliates and HCIC’s officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other SPACs before HCIC has entered into a definitive agreement regarding its initial business combination.

HCIC’s officers and directors also may become aware of business opportunities which may be appropriate for presentation to HCIC and the other entities to which they owe certain fiduciary or contractual duties.

In addition, HCIC’s management team and sponsor are, and/or may in the future become affiliated with other SPACs or other entities that may have acquisition objectives that are similar to HCIC’s. Such entities may compete with HCIC for acquisition opportunities. If such entity decides to pursue any such opportunity, HCIC may be precluded from pursuing such opportunities. Subject to their fiduciary duties under Cayman Islands law, none of the members of HCIC’s management team who are also employed by HCIC’s sponsor or its affiliates have any obligation to present HCIC with any opportunity for a potential business combination of which they become aware. HCIC’s management team and sponsor are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other SPACs, including in connection with their initial business combinations, prior to HCIC completing its initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in HCIC’s favor and a potential target business may be presented to another entity prior to its presentation to HCIC. HCIC’s amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as HCIC; and (ii) HCIC renounces any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and HCIC, on the other.

For a complete discussion of HCIC’s officers’ and directors’ business affiliations and the potential conflicts of interest that investors should be aware of, please see the sections of this Report entitled “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions, and Director Independence.”

HCIC’s officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with its interests.

HCIC has not adopted a policy that expressly prohibits its directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by HCIC or in any transaction to which HCIC is a party or has an interest. In fact, HCIC may enter into an initial business combination with a target business that is affiliated with its sponsor or its affiliates, its directors or officers, although it does not intend to do so. HCIC does not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by HCIC. Accordingly, such persons or entities may have a conflict between their interests and those of HCIC.

HCIC may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with members of its management team, its sponsor or existing holders, which may raise potential conflicts of interest.

In light of the involvement of HCIC’s sponsor and its affiliates, its management team, on the one hand, with other entities, on the other hand, HCIC may decide to acquire one or more businesses affiliated with its sponsor and its affiliates, its management team. HCIC’s directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section of HCIC’s registration filed in connection with its initial public offering entitled “Management — Conflicts of Interest.” Such entities may compete with HCIC for business combination opportunities. HCIC’s sponsor and management team are not currently aware of any specific opportunities for HCIC to complete its initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning an initial business combination with any such entity or entities. Although HCIC will not be specifically focusing on, or targeting, any transaction with any affiliated entities, it would pursue such a transaction if it determined that such affiliated entity met its criteria for an initial business combination as set forth in the section of this Report entitled “Business — Selection of a Target Business and Structuring of HCIC’s Initial Business Combination” and such transaction was approved by a majority of its disinterested directors. Despite HCIC’s agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to its shareholders from a financial point of view of an initial business combination with one or more businesses affiliated with its sponsor, management team or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to its public shareholders as they would be absent any conflicts of interest. HCIC’s directors have a fiduciary duty to act in the best interests of HCIC shareholders, whether or not a conflict of interest may exist.

The personal and financial interests of HCIC’s directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, HCIC’s directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in HCIC’s shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to HCIC’s shareholders as a matter of Cayman Islands law and HCIC or its shareholders might have a claim against such individuals for infringing on HCIC’s shareholders’ rights. However, any claims made against such individuals may not ultimately be successful. See the section of HCIC’s final prospectus filed in connection with its initial public offering entitled “Description of Securities - Certain Differences in Corporate Law - Shareholders’ Suits” for further information on the ability to bring such claims.

HCIC’s management may not be able to maintain control of a target business after its initial business combination.

HCIC may structure an initial business combination so that the post-transaction company in which its public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but HCIC will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for HCIC not to be required to register as an investment company under the Investment Company Act. HCIC will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, HCIC’s shareholders prior to the initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and HCIC in the initial business combination. For example, HCIC could pursue a transaction in which it issues a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, HCIC would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, HCIC’s shareholders immediately prior to such transaction could own less than a majority of its outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than HCIC initially acquired. Accordingly, this may make it more likely that HCIC’s management will not be able to maintain its control of the target business. HCIC cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of HCIC’s management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to HCIC’s business.

Members of HCIC’s management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of HCIC’s management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to HCIC’s business. Any such proceedings or investigations may be detrimental to HCIC’s or their reputation or result in other negative consequences or damages, which could negatively affect HCIC’s ability to identify and complete an initial business combination and may have an adverse effect on the price of its securities.

HCIC may approve an amendment or waiver of the letter agreement that would allow its sponsor to directly, or members of its sponsor to indirectly, transfer founder shares and private placement shares or membership interests in its sponsor in a transaction in which the sponsor removes itself as HCIC’s sponsor before identifying a business combination, which may deprive HCIC of key personnel.

While there is no current intention to do so, and the members of HCIC’s management team and sponsor have not done so with any of their respective previously formed SPACs, HCIC may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of its sponsor to indirectly, transfer founder shares and private placement shares or membership interests in its sponsor in a transaction in which the sponsor removes itself as HCIC’s sponsor before identifying a business combination. As a result, there is a risk that HCIC’s sponsor and its officers and directors may divest their ownership or economic interests in HCIC or in its sponsor, which would likely result in HCIC’s loss of certain key personnel, including Daniel J. Hennessy, Thomas D. Hennessy and Nicholas Geeza. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for HCIC, or, even if one is so identified, successfully complete such business combination.

Risks Relating to HCIC’s Securities

The securities in which HCIC invests the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that HCIC is unable to complete its initial business combination or make certain amendments to its amended and restated memorandum and articles of association, its public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of permitted withdrawals (less, in the case HCIC is unable to complete its initial business combination, of up to $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If HCIC is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult for HCIC to complete its initial business combination.

If HCIC is deemed to be an investment company under the Investment Company Act, its activities may be restricted, including:

●	restrictions on the nature of its investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for HCIC to complete its initial business combination.

In addition, HCIC may have imposed upon it burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless HCIC can qualify for an exclusion, it must ensure that it is engaged primarily in a business other than investing, reinvesting or trading in securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. HCIC’s business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. HCIC does not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. HCIC does not plan to buy businesses or assets with a view to resale or profit from their resale. HCIC does not plan to buy unrelated businesses or assets or to be a passive investor.

HCIC does not believe that its principal activities will subject it to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), HCIC intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investing in HCIC’s securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of HCIC’s initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend HCIC’s amended and restated memorandum and articles of association (A) to modify the substance or timing of HCIC’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, HCIC’s return of the funds held in the trust account to its public shareholders as part of its redemption of the public shares.

Further, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that HCIC could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

If HCIC were deemed to be subject to compliance with and regulation under the Investment Company Act, it would be subject to additional regulatory burdens and expenses for which it has not allotted funds. Unless HCIC is able to modify its activities so that it would not be deemed an investment company, it would either register as an investment company or wind down and abandon its efforts to complete an initial business combination and instead liquidate the company. As a result, HCIC’s public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of its trust account, would lose the investment opportunity in a target company with which HCIC may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities. In addition, under these circumstances, HCIC’s public share rights would expire worthless.

If HCIC’s circumstances change over time, HCIC will update its disclosure to reflect how such changes impact the risk that it may be considered to be operating as an unregistered investment company.

To mitigate the risk that HCIC might be deemed to be an investment company for purposes of the Investment Company Act, it may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash or an interest-bearing account until the earlier of the consummation of HCIC’s initial business combination or its liquidation. As a result, following the liquidation of securities in the trust account, HCIC would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount HCIC’s public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. However, to mitigate the risk of HCIC being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, HCIC may, at any time, and it expects that it will, on or prior to the 24-month anniversary of the closing date of HCIC’s initial public offering, instruct Odyssey Transfer and Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or an interest-bearing account until the earlier of consummation of HCIC’s initial business combination or liquidation of the Company. Following such liquidation, HCIC would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to HCIC for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash or an interest-bearing account would reduce the dollar amount HCIC’s public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the closing date of HCIC’s initial public offering, HCIC may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that HCIC may be considered an unregistered investment company, in which case HCIC may be required to liquidate the Company. Accordingly, HCIC may determine, in its discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash or an interest-bearing account, which would further reduce the dollar amount HCIC’s public shareholders would receive upon any redemption or liquidation of the Company. If HCIC were to liquidate, its public shareholders would lose the investment opportunity associated with an investment in the acquisition target with which HCIC could have consummated an initial business combination. In addition, upon moving the funds from the trust account to cash or an interest-bearing account, HCIC will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While HCIC intends to place its deposits in high-quality banks, only a small portion of the funds in the trust account will be guaranteed by the FDIC.

If HCIC seeks shareholder approval of its initial business combination and it does not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of HCIC’s Class A ordinary shares, the shareholder will lose the ability to redeem all such shares in excess of 15% of HCIC’s Class A ordinary shares.

If HCIC seeks shareholder approval of its initial business combination and it does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, its amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in HCIC’s initial public offering without HCIC’s prior consent, which are referred to as the “Excess Shares.” However, HCIC would not be restricting its shareholders’ ability to vote all of their shares (including Excess Shares) for or against its initial business combination. The inability to redeem the Excess Shares will reduce the shareholder’s influence over HCIC’s ability to complete its initial business combination and the shareholder could suffer a material loss on their investment in HCIC if they sell Excess Shares in open market transactions. Additionally, the shareholder will not receive redemption distributions with respect to the Excess Shares if HCIC completes its initial business combination. As a result, the shareholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their ordinary shares in open market transactions, potentially at a loss. HCIC may issue its shares to investors in connection with its initial business combination at a price which is less than the prevailing market price of its shares at that time.

In connection with its initial business combination, HCIC may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable HCIC to provide sufficient liquidity to the post-business combination entity. The price of the shares HCIC issues may therefore be less, and potentially significantly less, than the market price for its shares at such time. Any such issuances of equity securities could dilute the interests of HCIC’s existing shareholders.

Nasdaq may delist HCIC’s securities from trading on its exchange, which could limit investors’ ability to make transactions in HCIC’s securities and subject HCIC to additional trading restrictions.

HCIC’s units, Class A ordinary shares and share rights are listed on Nasdaq. HCIC cannot assure investors that its securities will continue to be listed on Nasdaq in the future or prior to HCIC’s initial business combination. In order to continue listing HCIC’s securities on Nasdaq prior to its initial business combination, HCIC must maintain certain financial, distribution and share price levels. Generally, HCIC must maintain a minimum market value of listed securities (generally $50,000,000), a minimum number of publicly held shares with a minimum market value (generally 1.1 million publicly held shares with a minimum of $15 million market value), a minimum bid price (generally $1.00 per share) and a minimum number of holders of its securities (generally 400 public holders). Additionally, in connection with its initial business combination, HCIC will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of its securities on Nasdaq. For instance, HCIC’s share price would generally be required to be at least $4.00 per share, the market value of its listed securities would generally be required to be at least $75 million, the number of unrestricted publicly held shares must be at least 1.1 million with an aggregate market value of at least $20 million and HCIC would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of its securities. There is no assurance that HCIC will be able to meet those initial listing requirements at that time.

Additionally, HCIC’s units and share rights will not be traded after completion of its initial business combination.

If Nasdaq delists HCIC’s securities from trading on its exchange and HCIC is not able to list its securities on another national securities exchange, it is expected that HCIC’s securities could be quoted on an over-the-counter market. If this were to occur, HCIC could face significant material adverse consequences, including:

●	a limited availability of market quotations for HCIC’s securities;

●	reduced liquidity for HCIC’s securities;

●	a determination that HCIC’s Class A ordinary shares are “penny stock” which will require brokers trading in HCIC’s Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for HCIC’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because HCIC’s units, Class A ordinary shares and share rights are listed on Nasdaq, HCIC’s securities are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While HCIC is not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, other than the State of Idaho, certain state securities regulators view SPACs unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of SPACs in their states. Further, if HCIC were no longer listed on Nasdaq, its securities would not be covered securities and HCIC would be subject to regulation in each state in which it offers its securities, including in connection with its initial business combination.

The grant of registration rights to HCIC’s initial shareholders may make it more difficult to complete its initial business combination, and the future exercise of such rights may adversely affect the market price of HCIC’s Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in HCIC’s initial public offering, HCIC’s initial shareholders and their permitted transferees can demand that HCIC register the private placement units and the Class A ordinary shares underlying such private placement units and the private placement rights included in such private placement units, the Class A ordinary shares issuable upon conversion of the founder shares, the private placement units that may be issued upon conversion of working capital loans and the Class A ordinary shares underlying such private placement units and the private placement rights included in such private placement units. HCIC will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of HCIC’s Class A ordinary shares. In addition, the existence of the registration rights may make HCIC’s initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of HCIC’s Class A ordinary shares that is expected when the securities owned by HCIC’s initial shareholders or holders of working capital loans or their respective permitted transferees are registered.

HCIC may issue additional ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of its initial business combination. HCIC may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of its initial business combination as a result of the anti-dilution provisions contained in its amended and restated memorandum and articles of association. Any such issuances would dilute the interest of HCIC’s shareholders and likely present other risks.

HCIC’s amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. As of March 27, 2026 there are 175,179,000 and 9,307,485 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares underlying the share rights and the private placement share rights reserved for issuance or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. There are no preference shares issued and outstanding. Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which HCIC issues Class A ordinary shares or equity-linked securities related to its initial business combination.

HCIC may issue a substantial number of additional ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of its initial business combination (although its amended and restated memorandum and articles of association provide that HCIC may not issue securities that can vote with public shareholders on matters related to its pre-initial business combination activity). HCIC may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of its initial business combination as a result of the anti-dilution provisions contained in its amended and restated memorandum and articles of association. However, its amended and restated memorandum and articles of association provide, among other things, that prior to its initial business combination, HCIC may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of its amended and restated memorandum and articles of association, like all provisions of its amended and restated memorandum and articles of association, may be amended with the approval of its shareholders. However, its initial shareholders, officers and directors have agreed, pursuant to a letter agreement with HCIC, that they will not propose any amendment to its amended and restated memorandum and articles of association (A) to modify the substance or timing of its obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if HCIC has not consummated its initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless HCIC provides its public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in HCIC’s initial public offering;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded HCIC’s ordinary shares;

●	could cause a change of control if a substantial number of HCIC’s ordinary shares are issued, which may affect, among other things, HCIC’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of its present officers and directors; and

●	may adversely affect prevailing market prices for HCIC’s units, Class A ordinary shares and/or share rights.

Holders of HCIC’s founder shares will control the appointment of its board of directors until consummation of its initial business combination and will hold a substantial interest in HCIC. As a result, they will appoint all of HCIC’s directors prior to its initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that investors do not support.

HCIC’s initial shareholders beneficially own 30.1% of its issued and outstanding ordinary shares. In addition, prior to its initial business combination, holders of the founder shares will have the right to appoint all of HCIC’s directors and may remove members of the board of directors for any reason. Holders of HCIC’s public shares will have no right to vote on the appointment of directors during such time. These provisions of its amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of holders of HCIC’s ordinary shares who, being eligible, attend (in person or by proxy) and vote at a general meeting of the company. As a result, investors will not have any influence over the appointment of directors prior to HCIC’s initial business combination.

Neither HCIC’s initial shareholders nor, to HCIC’s knowledge, any of its directors or officers, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of HCIC’s Class A ordinary shares. In addition, as a result of their substantial ownership in HCIC, its initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that investors do not support, including amendments to its amended and restated memorandum and articles of association and approval of major corporate transactions. If HCIC’s initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions.

In addition, HCIC’s board of directors, whose members were appointed by sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. HCIC may not hold an annual general meeting to appoint new directors prior to the completion of its initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of HCIC’s “staggered” board of directors, only a minority of the board of directors will be considered for appointment and HCIC’s sponsor, because of their ownership position and control of sponsor, will control the outcome, as only holders of HCIC’s Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to its initial business combination.

Accordingly, holders of HCIC’s founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of its initial business combination.

Unlike many other similarly structured SPACs, HCIC’s initial shareholders will receive additional Class A ordinary shares if HCIC issues shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of HCIC’s initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in HCIC’s initial public offering and related to the closing of HCIC’s initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 30.1% of the total number of all ordinary shares outstanding upon completion of HCIC’s initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with HCIC’s initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to HCIC’s sponsor or its affiliates upon conversion of loans made to HCIC). This is different from some other similarly structured SPACs in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for HCIC to consummate an initial business combination. Further, HCIC’s public shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion.

HCIC may amend the terms of the share rights in a manner that may be adverse to holders of public share rights with the approval by the holders of at least a majority of then outstanding public share rights. As a result, the exercise price of share rights could be increased, the exercise period could be shortened and the number of HCIC’s Class A ordinary shares purchasable upon exercise of a share right could be decreased, all without the approval of the holders.

HCIC’s share rights will be issued in registered form under a share right agreement between Odyssey Transfer and Trust Company, as share right agent, and HCIC. The share right agreement provides that the terms of the share rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the share right agreement to the description of the terms of the share rights and the share right agreement attached as an exhibit to HCIC’s registration statement filed in connection with its initial public offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the share right agreement as the parties to the share right agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the share rights, provided that the approval by the holders of at least a majority of then-outstanding public share rights is required to make any change that adversely affects the interests of the registered holders of public share rights. Accordingly, HCIC may amend the terms of the public share rights in a manner adverse to a holder if holders of at least a majority of then-outstanding public share rights approve of such amendment and, solely with respect to any amendment to the terms of the private placement share rights or any provision of the share right agreement with respect to the private placement units, a majority of the number of then outstanding private placement units. Although HCIC’s ability to amend the terms of the public share rights with the consent of at least a majority of then outstanding public share rights is unlimited, examples of such amendments could be amendments to, among other things, convert the share rights into cash or another security, shorten the exercise period or decrease the number of HCIC’s Class A ordinary shares exchangeable upon conversion of a share right.

HCIC’s share right agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of HCIC’s share rights, which could limit the ability of share right holders to obtain a favorable judicial forum for disputes with HCIC.

HCIC’s share right agreement provides that, subject to applicable law, (i) any action, proceeding or claim against HCIC arising out of or relating in any way to the share right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that HCIC irrevocably submits to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. HCIC will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the share right agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of HCIC’s share rights shall be deemed to have notice of and to have consented to the forum provisions in HCIC’s share right agreement. If any action, the subject matter of which is within the scope the forum provisions of the share right agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of HCIC’s share rights, such holder shall be deemed to have consented to: (A) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (B) having service of process made upon such share right holder in any such enforcement action by service upon such share right holder’s counsel in the foreign action as agent for such share right holder.

This choice-of-forum provision may limit a share right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with HCIC, which may discourage such lawsuits. Alternatively, if a court were to find this provision of HCIC’s share right agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, HCIC may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect HCIC’s business, financial condition and results of operations and result in a diversion of the time and resources of HCIC’s management and board of directors.

Because each unit contains one right to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of HCIC’s initial business combination, and only whole shares will be issued in exchange for share rights, the units may be worth less than units of other SPACs.

Except in cases where HCIC is not the surviving company in a business combination, each holder of a share right will automatically receive one-twelfth (1/12) of one Class A ordinary share upon consummation of HCIC’s initial business combination. In the event HCIC will not be the surviving company upon completion of HCIC’s initial business combination, each holder of a share right will be required to affirmatively convert its share rights in order to receive the one-twelfth (1/12) of one Class A ordinary share underlying each share right upon consummation of the business combination. HCIC will not issue fractional shares in connection with an exchange of share rights. As a result, holders must hold share rights in multiples of 12 in order to receive Class A ordinary shares for all of their share rights upon closing of a business combination. If HCIC is unable to complete an initial business combination within the required time period and HCIC redeems the public shares for the funds held in the trust account, holders of share rights will not receive any of such funds for their share rights and the share rights will expire worthless.

The determination of the offering price of HCIC’s units and the size of its initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. Investors may have less assurance, therefore, that the offering price of HCIC’s units properly reflects the value of such units than they would have in a typical offering of an operating company.

Prior to HCIC’s initial public offering, there was no public market for any of HCIC’s securities. The public offering price of the units and the terms of the share rights were determined through discussions between HCIC and the underwriters. In determining the size of HCIC’s initial public offering, management held customary organizational meetings with representatives of the underwriters, both prior to HCIC’s inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on HCIC’s behalf. Factors considered in determining the size of HCIC’s offering, prices and terms of the units, including the Class A ordinary shares and share rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	HCIC’s prospects for acquiring an operating business;

●	HCIC’s capital structure;

●	an assessment of HCIC’s management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of HCIC’s initial public offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of HCIC’s offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since HCIC has no historical operations or financial results.

A market for HCIC’s securities may not develop, which would adversely affect the liquidity and price of HCIC’s securities.

The price of HCIC’s securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for HCIC’s securities may never develop or, if developed, it may not be sustained. Investors may be unable to sell their securities unless a market can be established and sustained.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

HCIC will require public shareholders who wish to redeem their public shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, HCIC will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until HCIC has returned their securities to them. The market price for HCIC’s public shares may decline during this time and those investors may not be able to sell their securities when they wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Provisions in HCIC’s amended and restated memorandum and articles of association may inhibit a takeover of HCIC, which could limit the price investors might be willing to pay in the future for HCIC’s Class A ordinary shares and could entrench management.

HCIC’s amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for HCIC’s securities.

General Risk Factors

HCIC is subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both its costs and the risk of non-compliance.

HCIC is subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. HCIC’s efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to HCIC’s disclosure and governance practices. If HCIC fails to address and comply with these regulations and any subsequent changes, HCIC may be subject to penalty and its business may be harmed.

HCIC is a newly incorporated company with no operating history and no revenues, and investors have no basis on which to evaluate its ability to achieve its business objective.

HCIC is a newly incorporated Cayman Islands exempted company with no operating results, and it did not commence operations until obtaining funding through HCIC’s initial public offering. Because HCIC lacks an operating history, investors have no basis upon which to evaluate its ability to achieve its business objective of completing its initial business combination with one or more target businesses. HCIC has no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete its initial business combination. If HCIC fails to complete its initial business combination, it will never generate any operating revenues.

Past performance by HCIC’s management team and their respective affiliates may not be indicative of future performance of an investment in HCIC.

Information regarding HCIC’s management team and their respective affiliates is not a guarantee that (i) HCIC will be able to successfully identify a suitable candidate for its initial business combination, or (ii) of success with respect to any initial business combination HCIC may consummate. Investors should not rely on the historical experiences of HCIC’s management team and their respective affiliates as indicative of the future performance of an investment in the company or the return HCIC will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of HCIC’s management team have been involved in businesses and deals that were unsuccessful.

HCIC may reincorporate in another jurisdiction in connection with its initial business combination and such reincorporation may result in taxes imposed on shareholders or share right holders.

HCIC may, in connection with its initial business combination and subject to requisite shareholder approval under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to HCIC’s initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or share right holder to recognize taxable income, or otherwise subject it to adverse tax consequences, in the jurisdiction in which the shareholder or share right holder is a tax resident or in which its members are resident if it is a tax transparent entity. HCIC does not intend to make any cash distributions to shareholders or share right holders to pay such taxes. Shareholders or share right holders may be subject to withholding taxes or other taxes, or other adverse tax consequences, with respect to their ownership of HCIC after the reincorporation.

HCIC may reincorporate in or transfer by way of continuation to another jurisdiction in connection with its initial business combination, and the laws of such jurisdiction may govern some or all of its future material agreements, and it may not be able to enforce its legal rights.

In connection with its initial business combination, HCIC may relocate the home jurisdiction of its business from the Cayman Islands to another jurisdiction. If HCIC determines to do this, the laws of such jurisdiction may govern some or all of its future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of its future agreements could result in a significant loss of business, business opportunities or capital.

An investment in HCIC’s securities may result in uncertain U.S. federal income tax consequences.

An investment in HCIC’s securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units HCIC issued in its initial public offering, the allocation an investor makes with respect to the purchase price of a unit among the Class A ordinary share and the share right included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of share rights are unclear under current law. It is also unclear whether the redemption rights with respect to HCIC’s Class A ordinary shares suspend the running of the holding period of a U.S. Holder (as defined in the section of HCIC’s final prospectus filed in connection with its initial public offering entitled “Taxation — Material United States Federal Income Tax Considerations — General”) for purposes of determining whether any gain or loss realized by such U.S. Holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for purposes of determining whether any dividends HCIC pays would be considered “qualified dividends” for U.S. federal income tax purposes. See the section of HCIC’s final prospectus filed in connection with its initial public offering entitled “Taxation — Material United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in HCIC’s securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences related to purchasing, holding or disposing of HCIC’s securities.

Cyber incidents or attacks directed at HCIC could result in information theft, data corruption, operational disruption and/or financial loss.

HCIC depends on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which it may deal. Sophisticated and deliberate attacks on, or security breaches in, HCIC’s systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of HCIC’s assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, HCIC may not be sufficiently protected against such occurrences. HCIC may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on HCIC’s business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect HCIC’s business, including its ability to negotiate and complete its initial business combination and results of operations.

HCIC is subject to laws and regulations enacted by national, regional and local governments. In particular, HCIC will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on HCIC’s business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on HCIC’s business, including its ability to negotiate and complete its initial business combination and results of operations.

Effective July 1, 2024, the SEC issued final rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect HCIC’s ability to engage financial and capital market advisors, negotiate and complete its initial business combination and may increase the costs and time related thereto.

Because HCIC is incorporated under the laws of the Cayman Islands, shareholders may face difficulties in protecting their interests, and shareholders’ ability to protect their rights through the U.S. federal courts may be limited.

HCIC is an exempted company with limited liability incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon HCIC’s directors or executive officers, or enforce judgments obtained in the United States courts against HCIC’s directors or officers.

HCIC’s corporate affairs and the rights of shareholders will be governed by HCIC’s amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. HCIC will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of HCIC’s directors to HCIC under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of HCIC’s shareholders and the fiduciary responsibilities of HCIC’s directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to HCIC and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of HCIC’s final prospectus filed in connection with its initial public offering entitled “Description of Securities — Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like HCIC have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. HCIC’s directors have discretion under HCIC’s amended and restated memorandum and articles of association to determine whether or not, and under what conditions, HCIC’s corporate records may be inspected by HCIC’s shareholders, but are not obliged to make them available to HCIC’s shareholders. This may make it more difficult for shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

HCIC has been advised by Appleby (Cayman) Ltd., HCIC’s Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against HCIC judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against HCIC predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by HCIC’s management team or controlling shareholders than they would as public shareholders of a United States company.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors and to continue HCIC in a jurisdiction outside the Cayman Islands prior to HCIC’s initial business combination.

Prior to HCIC’s initial business combination, only holders of HCIC’s founder shares will have the right to vote on the appointment of directors and to continue HCIC in a jurisdiction outside the Cayman Islands. Holders of HCIC’s public shares will not be entitled to vote on the appointment of directors or to continue HCIC in a jurisdiction outside the Cayman Islands during such time. In addition, prior to HCIC’s initial business combination, holders of a majority of HCIC’s founder shares may remove a member of the board of directors for any reason. Accordingly, public shareholders will not have any say in the management of HCIC prior to the consummation of an initial business combination.

HCIC is an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the Securities and Exchange Commission, and if HCIC takes advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make HCIC’s securities less attractive to investors and may make it more difficult to compare HCIC’s performance with other public companies.

HCIC is an “emerging growth company” within the meaning of the rules adopted by the Securities and Exchange Commission, as modified by the JOBS Act, and HCIC may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in HCIC’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, HCIC’s shareholders may not have access to certain information they may deem important. HCIC could be an emerging growth company for up to five years, although circumstances could cause HCIC to lose that status earlier, including if the market value of HCIC’s Class A ordinary shares held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case HCIC would no longer be an emerging growth company as of the following December 31. HCIC cannot predict whether investors will find HCIC’s securities less attractive because HCIC will rely on these exemptions. If some investors find HCIC’s securities less attractive as a result of HCIC’s reliance on these exemptions, the trading prices of HCIC’s securities may be lower than they otherwise would be, there may be a less active trading market for HCIC’s securities and the trading prices of HCIC’s securities may be more volatile. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. HCIC has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, HCIC, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of HCIC’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, HCIC is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. HCIC will remain a smaller reporting company until the last day of the fiscal year in which (i) the aggregate worldwide market value of HCIC’s Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (ii) HCIC’s annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of HCIC’s Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

HCIC is a SPAC with no business operations. Since its initial public offering, its sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, HCIC does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk.

HCIC depends on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which it may deal. Sophisticated and deliberate attacks on, or security breaches in, its information systems or infrastructure, or the information systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of its assets, proprietary information and sensitive or confidential data. Because of its reliance on the technologies of third parties, HCIC also depends upon the personnel and the processes of third parties to protect against cybersecurity threats. In the event of a cybersecurity incident impacting HCIC, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with the cybersecurity incident. As an early-stage company without significant investments in data security protection, there can be no assurance that HCIC will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on its business and lead to financial loss.

As of the date of this Report, HCIC has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that it believes have, or are likely to, materially affect it since its initial public offering.

Item 2. Properties.

HCIC does not own any real estate or other physical properties materially important to HCIC’s operation. HCIC currently maintains a principal executive office at 195 US Hwy 50, Suite 207 Zephyr Cove, Nevada 89448. The cost for this space is included in the $15,000 per-month aggregate fee an affiliate of the sponsor charges HCIC for general and administrative services. HCIC considers its current office space, combined with the other office space otherwise available to its executive officers, adequate for HCIC’s current operations.

Item 3. Legal Proceedings.

To the knowledge of HCIC’s management, there is no litigation currently pending against HCIC, any of its officers or directors in their capacity as such, or against any of its property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

HCIC’s units, Class A ordinary shares and share rights are each traded on the Nasdaq Global Market under the symbols “HCICU,” “HCIC” and “HCICR,” respectively. HCIC’s units commenced public trading on February 5, 2026 and its Class A ordinary shares and share rights commenced separate public trading on March 30, 2026.

Holders

On March 27, 2026, there were two holders of record of HCIC’s units (both public and private), two holders of record of HCIC’s Class A ordinary shares*, eight holders of record of HCIC’s Class B ordinary shares and two holders of record of HCIC’s share rights*.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

HCIC has not paid any cash dividends on its ordinary shares to date and does not intend to pay cash dividends prior to the completion of its initial business combination. The payment of cash dividends in the future will be dependent upon HCIC’s revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of HCIC’s initial business combination. The payment of any cash dividends subsequent to HCIC’s initial business combination will be within the discretion of its board of directors at such time and HCIC will only pay such dividend out of its profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, HCIC’s board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if HCIC incurs any indebtedness in connection with its initial business combination, HCIC’s ability to declare dividends may be limited by restrictive covenants it may agree to in connection therewith.

* Including underlying Class A ordinary shares and share rights within unseparated public and private units.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Recent Sales of Unregistered Securities

On October 16, 2025, HCIC’s sponsor purchased an aggregate of 8,910,429 Class B ordinary for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2025, HCIC’s sponsor transferred 300,000 founder shares to Nicholas Geeza, HCIC’s Executive Vice President, Chief Financial Officer and Secretary and 750,000 founder shares to Thomas D. Hennessy, HCIC’s President. In January 2026, HCIC’s sponsor also transferred an aggregate of 130,000 founder shares to HCIC’s independent directors. On February 4, 2026, the Company, through a share dividend, issued to the sponsor and HCIC’s initial shareholders an additional 1,782,086 founder shares, as a result of which the sponsor and the initial shareholders have purchased and hold an aggregate of 10,692,515 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 30.1% of the outstanding ordinary shares upon completion of HCIC’s initial public offering.

On February 6, 2026, HCIC consummated the initial public offering of 24,150,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 units, at $10.00 per unit, generating gross proceeds of $241,500,000. Each unit consists of one Class A ordinary share and one right to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of an initial business combination.

Simultaneously with the closing of HCIC’s initial public offering, HCIC consummated the private placement and sale of an aggregate of 671,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds to HCIC of $6,710,000. The 671,000 private placement units were all purchased by HCIC’s sponsor. The private placement units are identical to the units sold in HCIC’s initial public offering, except that (i) the private placement units (and the Class A ordinary shares and share rights underlying the private placement units and the Class A ordinary shares issuable upon conversion of the share rights) may not be transferred, assigned or sold, subject to certain limited exceptions set forth in the letter agreement and as described in the registration statement filed in connection with HCIC’s initial public offering, until 30 days after the completion of the HCIC’s initial business combination, and (ii) the holders of the private placement units are entitled to certain registration rights in respect thereof (and with respect to the Class A ordinary shares and share rights underlying such private placement units and the Class A ordinary shares issuable upon conversion of the share rights). The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The underwriters of HCIC’s initial public offering were entitled to a cash underwriting discount of $0.20 per unit, or $4,830,000 in the aggregate, which were paid to the underwriters in cash at the closing of the initial public offering. Additionally, the Deferred Underwriter is entitled to a deferred underwriting discount of up to $0.20 per unit, or up to $4,830,000 in the aggregate (subject to reduction based on the funds remaining in the trust account after giving effect to the public shares that are redeemed in connection with an initial business combination), payable to the Deferred Underwriter for deferred underwriting commissions on amounts remaining in the trust account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable to the Deferred Underwriter from the amounts held in the trust account solely in the event HCIC completes its initial business combination.

For a description of the use of the proceeds generated in HCIC’s initial public offering, please see the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of HCIC’s financial condition and results of operations should be read in conjunction with the financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report, as well as the sections of this Report entitled “Item 1. Business” and “Item 1A. Risk Factors.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. HCIC’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

HCIC is a SPAC incorporated in the Cayman Islands on July 15, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. HCIC intends to effectuate its initial business combination using cash derived from the proceeds of its initial public offering and the sale of the private placement units and any sale of securities in connection with its initial business combination, its shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in an initial business combination:

●	may significantly dilute the equity interest of HCIC’s public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares is issued with rights senior to those afforded to ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, HCIC’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of HCIC’s present officers and directors;

●	may have the effect of delaying or preventing a change of control of HCIC by diluting the equity ownership or voting rights of a person seeking to obtain control of HCIC; and

●	may adversely affect prevailing market prices for Class A ordinary shares and/or share rights.

Similarly, if HCIC issues debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on HCIC’s assets if its operating revenues after an initial business combination are insufficient to repay its debt obligations;

●	acceleration of HCIC’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if HCIC breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	HCIC’s immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	HCIC’s inability to obtain necessary additional financing if the debt contains covenants restricting its ability to obtain such financing while the debt is outstanding;

●	HCIC’s inability to pay dividends on ordinary shares;

●	using a substantial portion of HCIC’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on its ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on HCIC’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on HCIC’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes;

●	Other disadvantages compared to its competitors who have less debt.

HCIC expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot provide any assurance that its plans to complete an initial business combination will be successful.

Results of Operations

HCIC has neither engaged in any operations nor generated any operating revenues to date. The only activities from July 15, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for HCIC’s initial public offering, described below. HCIC does not expect to generate any operating revenues until after the completion of its initial business combination. It expects to generate non-operating income in the form of interest and/or dividend income on investments held in the trust account after the initial public offering. HCIC expects to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the period from July 15, 2025 (inception) through December 31, 2025, we had a net loss of $44,505, which consisted of formation and general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, HCIC’s only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by HCIC’s sponsor for $25,000 and loans from HCIC’s sponsor which were subsequently repaid at the closing of HCIC’s initial public offering. As of December 31, 2025, HCIC had cash of $935 and working capital deficit of $362,435.

Subsequent to the annual period covered by this Annual Report on Form 10-K, on February 6, 2026, HCIC consummated the initial public offering of 24,150,000 units, which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 units, at $10.00 per unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the initial public offering, HCIC consummated the sale of an aggregate of 671,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,710,000.

Following the closing of the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement units, a total of $241,500,000 was placed in the trust account. HCIC incurred total transaction costs of $10,611,812, consisting of $4,830,000 of cash underwriting fees, $4,830,000 of deferred underwriting fees, and $951,812 of other offering costs.

For the period from July 15, 2025 (inception) through December 31, 2025, net cash used in operating activities was $10,420. Net loss of $44,505 was affected by changes in accrued expenses of $34,085.

For the period from July 15, 2025 (inception) through December 31, 2025, net cash provided by financing activities was $11,355. Proceeds from issuance of Class B ordinary shares of $25,000 and proceeds from related party promissory notes of $16,000 were affected by payment of deferred offering costs of $29,645.

HCIC intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of permitted withdrawals) and excluding any deferred underwriting commission, if any, to complete its initial business combination. To the extent that HCIC’s share capital or debt is used, in whole or in part, as consideration to complete its initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

HCIC intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay HCIC’s income taxes. In addition, HCIC may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although HCIC does not have any current intention to do so. If HCIC entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed initial business combination and the amount of HCIC’s available funds at the time. HCIC’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, HCIC’s sponsor or an affiliate of HCIC’s sponsor or certain of HCIC’s officers and directors may, but none of them is obligated to, loan HCIC funds as may be required. If HCIC completes its initial Business Combination, HCIC may repay such loaned amounts out of the proceeds of the trust account released to HCIC. In the event that HCIC’s initial business combination does not close, it may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into private placement units at a price of $10.00 per private placement unit at the option of the lender. The private placement units would be identical to the private placement units issued to HCIC’s sponsor. Except for the foregoing, the terms of such loans by HCIC’s sponsor, an affiliate of HCIC’s sponsor or HCIC’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HCIC does not expect to seek loans from parties other than its sponsor, an affiliate of HCIC’s sponsor or HCIC’s officers and directors, if any, as HCIC does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in HCIC’s trust account.

HCIC does not believe it will need to raise additional funds in order to meet the expenditures required for operating HCIC’s business. However, if HCIC’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate its business prior to its initial business combination. Moreover, HCIC may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its initial business combination, in which case it may issue additional securities or incur debt in connection with such business combination. If HCIC raises additional funds through equity or convertible debt issuances, its public shareholders may suffer significant dilution, and these securities could have rights that rank senior to its public shares. If HCIC raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to its equity securities and could contain covenants that restrict its operations. Further, as described above, due to the anti-dilution rights of HCIC’s founder shares, its public shareholders may incur material dilution. In addition, HCIC intends to target businesses with enterprise values that are greater than it could acquire with the net proceeds of its initial public offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, HCIC may be required to seek additional financing to complete such proposed initial business combination. HCIC may also obtain financing prior to the closing of its initial business combination to fund its working capital needs and transaction costs in connection with its search for and completion of its initial business combination. There is no limitation on HCIC’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with its initial business combination, including pursuant to any backstop or similar agreements it may enter into following the consummation of its initial public offering or otherwise. Subject to compliance with applicable securities laws, HCIC would only complete such financing simultaneously with the completion of its business combination. If HCIC is unable to complete its initial business combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the trust account. In addition, following HCIC’s initial business combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations.

Off-Balance Sheet Financing Arrangements

HCIC has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. HCIC does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HCIC has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

HCIC does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support and to pay Nicholas Geeza, its Chief Financial Officer, $10,000 per month and Thomas D. Hennessy, its President, $15,000 per month, respectively, for their services. HCIC began incurring these fees on February 5, 2026, and will continue to incur these fees monthly until the earlier of the completion of HCIC’s initial business combination and the its liquidation. HCIC also pays certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with HCIC’s initial business combination until the earlier of the consummation of HCIC’s initial business combination or its liquidation. Some of these amounts are paid through Hennessy Capital Group LLC at an at-cost arrangement for individual service providers who are employees of Hennessy Capital Group LLC.

The underwriters of HCIC’s initial public offering were entitled to a cash underwriting discount of $0.20 per unit, or $4,830,000 in the aggregate, which were paid to the underwriters in cash at the closing of the initial public offering.

Additionally, one of the underwriters is entitled to a deferred underwriting discount of up to $0.20 per unit, or up to $4,830,000 in the aggregate (subject to reduction based on the funds remaining in the trust account after giving effect to the public shares that are redeemed in connection with an initial business combination), payable for deferred underwriting commissions on amounts remaining in the trust account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable from the amounts held in the trust account solely in the event HCIC completes its initial business combination.

Critical Accounting Estimates

The preparation of the audited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. HCIC has not identified any critical accounting estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

HCIC is smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

HCIC’s financial statements and notes thereto begin on page F-1 and are included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HCIC’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HCIC’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HCIC’s management evaluated, with the participation of HCIC’s current chief executive officer and chief financial officer (HCIC’s “Certifying Officers”), the effectiveness of HCIC’s disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2025, HCIC’s disclosure controls and procedures were effective.

HCIC does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that HCIC has detected all of its control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of HCIC’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in HCIC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, HCIC’s internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Directors and Executive Officers.

As of the date of this Report, HCIC’s directors and officers are as follows:

Name	Age	Title
Daniel J. Hennessy	68	Chairman of the Board of Directors and Chief Executive Officer
Thomas D. Hennessy	41	President and Director
Nicholas Geeza	40	Executive Vice President, Chief Financial Officer and Secretary
Brian Bonner	69	Independent Director
Kyle Crowley	54	Independent Director
Javier Saade	54	Independent Director
Sandra Stash	66	Independent Director
Elizabeth Williams	57	Independent Director

Daniel J. Hennessy, HCIC’s Chairman and Chief Executive Officer since HCIC’s formation, is also a Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. Mr. Hennessy currently serves as the Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VII (NASDAQ: HVII). On October 22, 2025, Hennessy VII announced the execution of a business combination agreement with ONE Nuclear, an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. Mr. Hennessy has also served as a director of Innventure, Inc. (NASDAQ: INV) since October 2024. Since September 2023, Mr. Hennessy has served as the Chairman of the Board of Directors of Compass Digital Acquisition Corp. (NASDAQ: CDAQ). On January 6, 2026, Compass Digital announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. He also has served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VI, or Hennessy VI, from January 2021 until its business combination with Namib Minerals (NASDAQ: NAMM), which closed on June 5, 2025. He also served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. V, or Hennessy V, from October 2020 until its liquidation in December 2022. Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV, or Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and changed its name to Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. He also served as a senior advisor to PropTech Investment Corporation II, a special purpose acquisition company targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc., a special purpose acquisition company targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to PropTech Acquisition Corporation, a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial business combination with Porch Group Inc. (Nasdaq: PRCH) in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, in October 2018, and in November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc., and Mr. Hennessy served as a director of NRC Group Holdings Corp. from October 2018 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged in February 2017 with Daseke, which was subsequently acquired in April 2024 by TFI International (NYSE and TSX: TFII). Mr. Hennessy served as Vice Chairman of the Board of Daseke from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and Mr. Hennessy served as Vice Chairman of the Board of Blue Bird Corporation from February 2015 to April 2019. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V, Hennessy VI and Hennessy VII.

Thomas D. Hennessy, the son of Mr. Daniel J. Hennessy and HCIC’s President and a director since HCIC’s formation, is also a Managing Member of Hennessy Capital Group LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. Mr. Hennessy currently serves as President, Chief Operating Officer and a director of Hennessy VII. On October 22, 2025, Hennessy VII announced the execution of a business combination agreement with ONE Nuclear, an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. Since August 2023, Mr. Hennessy has served as Chief Executive Officer and as a director of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a special purpose acquisition company, which in January 2026 entered and announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. Previously, amongst other roles, Mr. Hennessy served as: (i) Chairman of the Board and Chief Executive Officer of Global Technology Acquisition Corp. I (a special purpose acquisition company that liquidated its trust account and delisted its securities from Nasdaq in October 2024) since April 2024; (ii) Director of TortoiseEcofin Acquisition Corp. III from August 2023 until its liquidation in September 2024; (iii) Chairman of the Board and Chief Executive Officer of two, a special purpose acquisition company, which in March 2024 closed a business combination agreement with LatAm Logistic Properties S.A. (NYSE: LPA), a leading developer, owner and manager of institutional quality, class A industrial and logistics real estate in Central and South America; (iv) Director of Jaguar Global Growth Corporation I, a special purpose acquisition company, which in October 2023 closed a business combination with Captivision Inc. (Nasdaq: CAPT), a leading designer and manufacturer of architectural media display glass; (v) Director of 7GC & Co. Holdings Inc., a special purpose acquisition company, which in December 2023 closed a business combination with Banzai International, Inc. (Nasdaq: BNZI), a leading marketing technology company that provides data-driven marketing and sales solutions; (vi) Chairman of the Board and Co-Chief Executive Officer of PropTech Investment Corporation II, a special purpose acquisition company, which in November 2022 closed a business combination with Appreciate Holdings, Inc.; and (vii) Chairman of the Board and Co-Chief Executive Officer of PropTech Acquisition Corporation, a special purpose acquisition company, which in December 2020, closed a business combination with Porch Group Inc. (Nasdaq: PRCH) and subsequently served as an independent director of Porch Group Inc. Mr. Hennessy previously served as a Portfolio Manager of Abu Dhabi Investment Authority (ADIA). Mr. Hennessy holds a B.A. degree from Georgetown University and an MBA from the University of Chicago Booth School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy VII, Compass Digital Acquisition Corp., Global Technology Acquisition Corp. I, TortoiseEcofin Acquisition Corp. III, two, Jaguar Global Growth Corporation I, 7GC & Co. Holdings Inc., PropTech Investment Corporation II and PropTech Acquisition Corporation.

Nicholas Geeza, HCIC’s Executive Vice President, Chief Financial Officer and Secretary since HCIC’s formation, has served since January 2025 as Executive Vice President, Chief Financial Officer and Secretary, and the principal financial and accounting officer of Hennessy Capital Investment Corp. VII (NASDAQ: HVII), a special purpose acquisition company (on October 22, 2025, Hennessy VII announced the execution of a business combination agreement with ONE Nuclear, an independent developer of large scale energy solutions powered by natiral gas and advanced nuclear small modular reactor (SMR) technologies), since April 2023, as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since April 2023, and as Chief Financial Officer of Compass Digital Acquisition Corp (NASDAQ: CDAQ), a special purpose acquisition company, since August 2023 and since April 2024, as Chief Financial Officer of Global Technology Acquisition Corp. I, a special purpose acquisition company that liquidated its trust account and delisted its securities from Nasdaq in October 2024.

Mr. Geeza previously served as Executive Vice President, Chief Financial Officer and Secretary, and the principal financial and accounting officer of Hennessy Capital Investment Corp. VI, a special purpose acquisition company until its business combination with Namib Minerals (NASDAQ: NAMM) , which closed on June 5, 2025, from August 2024 to June 2025, Chief Financial Officer of two, a special purpose acquisition company, from May 2023 to March 2024, and as Enterprise Sales Director for Capital Preferences, Ltd., a wealth technology platform focused on using behavioral economics to reveal client preferences and drive increased assets under management for global enterprise financial institutions, from March 2022 to April 2023. From November 2007 to March 2022, Mr. Geeza served as Senior Vice President in the Derivative Products Group at U.S. Bank National Association, where he was responsible for developing and servicing client relationships in the National Corporate Banking Technology, Automotive and Insurance divisions. During his tenure, Mr. Geeza assisted in the development and successful implementation of a dynamic hedging platform, advised on compliance with U.S. GAAP accounting requirements and negotiated International Swaps and Derivatives Association, Dodd-Frank and collateral management documentation. Prior to U.S. Bank, Mr. Geeza worked at JP Morgan Chase & Co. in New York. Mr. Geeza graduated cum laude with a B.S. from Georgetown University and earned an MBA from the University of Chicago Booth School of Business.

Brian Bonner has served as a member of HCIC’s board of directors since HCIC’s initial public offering and chairs HCIC’s compensation committee. Mr. Bonner currently serves as a director of Hennessy VII (since January 2025). Mr. Bonner served on the Board of Directors of Daseke from February 2015 to April 2024, including roles as Executive Chairman (August 2019 until August 2020), Independent Chairman of the Board of Directors of Daseke (August 2020 until June 2022), Chair of the Compensation Committee of the Board of Directors of Daseke (January 2020 until July 2022) and the Audit and Compensation Committees of the Board of Directors of Daseke. Mr. Bonner’s 33-year career with Texas Instruments, Inc. (NASDAQ: TXN), a Fortune 500 publicly traded technology company that designs and manufactures semiconductors and various integrated circuits, spanned several executive leadership positions, including Vice President and Chief Information Officer from 2000 to 2014 and other leadership positions in product profit and loss management, worldwide marketing and post-acquisition integration. Mr. Bonner served as a member on the Board of Directors of Copper Mobile from 2012 to 2015 and as an advisory board member for Gemini Israel Funds from June 2004 to May 2015. He holds an MBA in Marketing and Finance from the Fuqua School of Business at Duke University, an MSEE and BSEE from the University of Michigan, and a BA in Physics from Kalamazoo College. Mr. Bonner was selected to serve as director due to his significant experience and insight in sales management; human capital management, organization and compensation; corporate oversight and governance; business performance; business scaling post-acquisition implementation/integration; information technology management and development; and cybersecurity and information technology systems.

Kyle Crowley has served as a member of HCIC’s board of directors since HCIC’s initial public offering. Since June 2024, Mr. Crowley has provided strategic advisory and consulting services to businesses in the energy industry as an independent advisor. Since July 2025, Mr. Crowley has served as a member of the Board of Directors and advisor of Cogentrix Energy, an independent power producer that develops, owns, and operates natural gas generation facilities with 5.5 gigawatts of capacity. Since July 2025, Mr. Crowley has also served as a member of the Board of Managers of Fullmark Energy, a battery energy storage system developer. Mr. Crowley’s 21-year career with Exelon Corporation (NASDAQ: EXC), one of the largest fully regulated utility companies in the United States, spanned several executive leadership positions, including Senior Vice President, Corporate Finance and Development from October 2022 to June 2024, where he provided executive oversight of corporate development, corporate financial planning and analysis, treasury, and insurance functions; Senior Vice President, Chief Development Officer from December 2010 to October 2022, where he managed all mergers, acquisitions, divestitures, joint ventures, and strategic transactions for the company; Vice President, Chief Development Officer from November 2009 to December 2010; and Vice President, Corporate Development from May 2008 to November 2009. During his tenure at Exelon, Mr. Crowley led over $38 billion in closed transactions, including the acquisition of Pepco Holdings for $6.9 billion, the acquisition of Constellation Energy for $7.9 billion and the successful spin-off of Constellation Energy (NASDAQ: CEG). He holds an MBA in Finance and Accounting from the University of Chicago Booth School of Business and a B.S. in Finance from the Indiana University Kelley School of Business. Mr. Crowley was selected to serve as director due to his extensive experience in and deep insight of the energy industry; board governance and corporate oversight; mergers, acquisitions, divestitures, joint ventures, and strategic transactions; corporate financial planning and analysis and business performance; strategic planning; and risk mitigation and oversight.

Javier Saade has served as a member of HCIC’s board of directors since HCIC’s initial public offering. Mr. Saade currently serves as a director of Hennessy VII (since January 2025). Mr. Saade is Founder & Managing Partner of Impact Master Holdings, Venture Partner at Fenway Summer since 2016, and Operating Partner at Presidio Investors since 2023. He also serves as Chairman of the Board of Directors of GP Funding, Inc. (private equity-owned financial services company) since 2019, Chairman of the Board of Directors of The Only Agency (private equity-owned media & entertainment company) since 2024, Member of the Board of Directors of VCheck Global Holdings (private equity-owned tech services company) since 2024, Member of the Board of Trustees of Swedish Providence (a large health services enterprise), Member of the Board of Advisors of Harvard University’s Arthur Rock Center for Entrepreneurship, Executive Fellow at Harvard Business School, Lecturer at University of Washington’s Foster School of Business, CNBC Contributor and host of “Top Of The Game”. In the recent past, Javier served as Audit Committee Chair of the Board of Directors of SoftBank Vision Fund Investment Corp. (NASDAQ: SVFA) from January 2021 to March 2023, Lead Independent Director and Nominations & Governance Committee Chair of the Board of Directors of Porch Group, Inc. (NASDAQ: PRCH) from December 2020 to March 2022, Board Member of Global Technology Acquisition Corp. from 2023 to 2024, Board Member of two inc. (from 2023 to 2024, now Logistics Properties of the Americas (NYSE: LPA), Member of the Boards of Trustees of The Nature Conservancy and Pan American Development Foundation and Member of the Board of Advisors of DocuSign, Inc. (NASDAQ: DOCU). In 2013, he was appointed by the White House to serve as Associate Administrator, Chief of Investment & Innovation of the U.S. Small Business Administration (SBA), concurrently served on the Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission (SEC), and subsequently served on the Presidential Transition at the Department of Treasury and the White House’s Advisory Committee for Trade Policy and Negotiations. Prior to public service, he spent over 20 years in investing, entrepreneurial, operating and advisory roles at McKinsey & Company, Booz Allen & Hamilton (NYSE: BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT) and Air America, a company he co-founded. He holds an MBA from Harvard Business School, an MS in Operations & Technology from Illinois Institute of Technology and a BS in Industrial Management from Purdue University. Mr. Saade was selected to serve as a director due to his extensive operating, entrepreneurial, strategy, capital allocation, and governance experience with public and private companies.

Sandra Stash has served as a member of HCIC’s board of directors since HCIC’s initial public offering. Since January 2020, Ms. Stash has served as a director of Trans Mountain Corporation, a Canadian pipeline company, since March 2020, she has served as a director and member of the Audit Committee of First Montana Bank, a community bank, and since April 2025, she has served as a director and on the Board Risk and Safety Committee of ACWA Power Co. (XSAU: 2082), a Saudi-listed developer, investor, co-owner and operator of a portfolio of power generation and desalinated water production plants. Ms. Stash previously served as a non-executive director of Diversified Energy Company plc (NYSE: DEC), an energy production company primarily in the natural gas industry, from October 2020 to August 2025, and her roles included serving as the Senior Independent Director, the Chair of the Safety and Sustainability Committee, a member of the Remuneration Committee, and a member of the Audit Committee. Beginning in January 2023, Ms. Stash served as an independent non-executive director on the Board of Managers of Medallion Midstream LLC, an energy processing and midstream company, until Medallion was acquired by ONEOK in December 2024. In April 2021, Sandy joined the board of AIM-listed Chaarat Gold Holdings Limited and served as Chair of the Safety and Sustainability Committee and a member of the Nominations, Audit and Technical Committees until the company was taken private in August 2024. In September 2020, Ms. Stash joined the Board of Lucid Energy Group and served as Chair of its HSSE and Sustainability Committee until a sale of the venture to Targa Resources in July 2022. From June 2021 through May 2022, Ms. Stash served on the Board of Directors of EVRAZ plc, a vertically integrated steel, mining and vanadium business. Prior to her focus on board service, she previously held executive positions with Tullow Oil, Talisman Energy and British Petroleum (BP). She holds a B.S. in Petroleum Engineering from the Colorado School of Mines. Ms. Stash was selected to serve as a director due to her significant experience in and insight into the energy industry; sustainability trends; human capital management, organization and compensation; corporate oversight and governance; and business performance.

Elizabeth Williams has served as a member of HCIC’s board of directors since HCIC’s initial public offering and chairs HCIC’s audit committee. Ms. Williams currently serves as a Class III Director of Innventure, Inc (NASDAQ: INV) since October 2024. Ms. Williams was formerly the Vice President of Commercial and Industrial Customer Journey and Products at Entergy from 2021-2022, where she helped large industrial processing businesses achieve sustainability goals through emission reduction solutions. From 2017-2019, Ms. Williams was the Senior Vice President of Strategy and Corporate Development at Tenneco, where she focused on improving financial and capital markets performance by defining long-term strategy. Ms. Williams served as the Vice President and Head of Corporate Strategy from 2014-2016 at Maersk, where she simultaneously helped capitalize on end of life oil fields, and reduced portfolio risk from oil price exposures. From 2011-2014, she was the Senior Vice President and Head of Corporate Strategy at ABB, where she spearheaded the strategic planning, implementation, and execution of $20 billion in institutional investments over four years, including R&D allocation, SG&A, M&A, and capital expenditure initiatives. Prior to 2011, Ms. Williams served as the Director of Corporate Development at United Technologies. Ms. Williams has a B.A. in economics from Stanford University, and an MBA from the University of Chicago. Ms. Williams was selected to serve as a director due to her significant experience in corporate strategy and development.

Number and Terms of Office of Officers and Directors

HCIC’s board of directors consists of seven members. Holders of HCIC’s founder shares have the right to elect all of its directors or remove any one of them for any reason prior to consummation of HCIC’s initial business combination, and holders of its public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of HCIC’s amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of its ordinary shares voting at a general meeting. HCIC may not hold an annual meeting of shareholders until after it consummates its initial business combination. In accordance with Nasdaq corporate governance requirements, HCIC is not required to hold an annual meeting until one year after its first fiscal year end following its listing on Nasdaq. Subject to any other special rights applicable to the shareholders, any vacancies on HCIC’s board of directors may be filled by the vote of the remaining directors then in office.

HCIC’s officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. HCIC’s board of directors is authorized to appoint persons to the offices set forth in its amended and restated memorandum and articles of association as it deems appropriate. HCIC’s amended and restated memorandum and articles of association provide that its officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of HCIC’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. As of the date of this Report, HCIC has determined that directors Mr. Bonner, Mr. Crowley, Mr. Saade, Ms. Stash, and Ms. Williams are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. The audit committee of HCIC is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. The independent directors of HCIC have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

HCIC’s board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by HCIC’s board of directors and has the composition and responsibilities described below. The charter of each committee is available on HCIC’s website.

Audit Committee

HCIC has established an audit committee of the board of directors. The members of HCIC’s audit committee are Mr. Bonner, Mr. Saade and Ms. Williams, with Ms. Williams chairing the audit committee. Under Nasdaq listing standards and applicable SEC rules, HCIC is required to have at least three members on the audit committee, all of whom must be independent. Each of Mr. Bonner, Mr. Saade and Ms. Williams meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and HCIC’s board of directors has determined that Ms. Williams qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

HCIC has adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of HCIC’s financial statements, (2) HCIC’s compliance with legal and regulatory requirements, (3) HCIC’s independent registered public accounting firm’s qualifications and independence and (4) the performance of HCIC’s internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by HCIC;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by HCIC, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with HCIC in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss HCIC’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing HCIC’s specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to HCIC entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and HCIC’s legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding HCIC’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

HCIC has established a compensation committee of the board of directors. The members of HCIC’s compensation committee are Mr. Bonner, Mr. Crowley and Ms. Stash, with Mr. Bonner chairing the compensation committee. Under Nasdaq listing standards and applicable SEC rules, HCIC is required to have at least two members on the compensation committee, all of whom must be independent. Each of Mr. Bonner, Mr. Crowley and Ms. Stash are independent.

HCIC has adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to HCIC’s Chief Executive Officer’s compensation, evaluating HCIC’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of HCIC’s Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to HCIC’s board of directors with respect to (or approving, if such authority is so delegated by HCIC’s board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of HCIC’s other officers;

●	reviewing HCIC’s executive compensation policies and plans;

●	implementing and administering HCIC’s incentive compensation equity-based remuneration plans;

●	assisting management in complying with HCIC’s proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for HCIC’s officers and service providers;

●	producing a report on executive compensation to be included in HCIC’s annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

HCIC does not have a standing nominating committee, though it intends to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Bonner, Mr. Crowley, Mr. Saade, Ms. Stash, and Ms. Williams. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, HCIC does not have a nominating committee charter in place.

HCIC has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of HCIC’s business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of its shareholders. Prior to HCIC’s initial business combination, holders of its public shares will not have the right to recommend director candidates for nomination to the board of directors.

Code of Ethics

HCIC has adopted a Code of Ethics applicable to its directors, officers and service providers. HCIC has filed a copy of its Code of Ethics and its audit and compensation committee charters as exhibits to its registration statement on Form S-1 (File No. 333-291924) filed in connection with its initial public offering.

Investors may review these documents by accessing HCIC’s public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from HCIC. HCIC intends to disclose any amendments to or waivers of certain provisions of its Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

HCIC has adopted an insider trading policy governing the purchase, sale and/or other dispositions of HCIC’s securities by directors, officers and employees or HCIC itself, which is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is filed with this Report as Exhibit 19.1 and is incorporated herein by reference.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

As of the date of HCIC’s initial public offering, none of HCIC’s officers or directors received any compensation for services rendered to it. HCIC’s sponsor, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on HCIC’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, commencing on the date on which HCIC’s securities were first listed on Nasdaq, HCIC pays an amount equal to $15,000 per month to an affiliate of its sponsor for office space, utilities and secretarial and administrative support, and HCIC pays Nicholas Geeza, its Chief Financial Officer, $10,000 per month and Thomas D. Hennessy, its President, $15,000 per month, respectively, for their services until the earlier of the consummation of HCIC’s initial business combination or its liquidation. HCIC also pays certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with HCIC’s initial business combination until the earlier of the consummation of its initial business combination or its liquidation. Some of these amounts are paid through Hennessy Capital Group LLC at an at-cost arrangement for individual service providers who are employees of Hennessy Capital Group LLC. Each of Mr. Bonner, Mr. Crowley, Mr. Saade and Ms. Stash received 25,000 founder shares for his or her service as a director and Ms. Williams received 30,000 founder shares for her service as a director (including as chair of the audit committee). HCIC’s audit committee reviews on a quarterly basis all payments that were made by it to its sponsor, officers, directors or any of their respective affiliates.

After the completion of HCIC’s initial business combination, directors or members of its management team who remain with HCIC may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to HCIC’s shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to HCIC’s officers after the completion of its initial business combination will be determined by a compensation committee constituted solely by independent directors.

HCIC is not party to any agreements with its executive officers and directors that provide for benefits upon termination of providing services to it. The existence or terms of any such employment, independent contractor or service provider arrangements may influence HCIC’s management’s motivation in identifying or selecting a target business, and HCIC does not believe that the ability of its management to remain with it after the consummation of its initial business combination should be a determining factor in its decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of HCIC’s ordinary shares as of March 27, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of HCIC’s ordinary shares, by:

●	each person known by HCIC to be the beneficial owner of more than 5% of HCIC’s outstanding ordinary shares;

●	each of HCIC’s executive officers and directors; and

●	all of HCIC’s executive officers and directors as a group.

Unless otherwise indicated, HCIC believes that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the share rights as these rights are not exercisable within 60 days of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Percentage of Class B Ordinary Shares
HC VIII Sponsor LLC (HCIC’s sponsor)(3)	671,000	3%	9,512,515	89%
Daniel J. Hennessy (3)	671,000	3%	9,512,515	89%
Thomas D. Hennessy (3)(4)	671,000	3%	10,262,515	96%
Nicholas Geeza	—	—	300,000	3%
Brian Bonner (5)	—	—	25,000	*
Kyle Crowley (5)	—	—	25,000	*
Javier Saade (5)	—	—	25,000	*
Sandra Stash (5)	—	—	25,000	*
Elizabeth williams (5)	—	—	30,000	*
All directors and executive officers and directors as a group (8 individuals)	671,000	3%	10,692,515	100%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. VIII, 195 US Hwy 50, Suite 207, Zephyr Cove, Nevada 89448.

(2)	Interests shown consist solely of Class B ordinary shares which are referred to herein as founder shares. Such shares will automatically convert into Class A ordinary shares at the time of HCIC’s initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described herein.

(3)	HC VIII Sponsor LLC is the record holder of the shares reported herein. Hennessy Capital Group LLC is the sole manager of HCIC’s sponsor. Daniel J. Hennessy, HCIC’s Chairman and Chief Executive Officer, and Thomas D. Hennessy, HCIC’s President and a director, are the sole managing members of Hennessy Capital Group LLC. Consequently, each of Mr. Daniel Hennessy and Mr. Thomas Hennessy may be deemed the beneficial owner of securities held by HCIC’s sponsor and have shared voting and dispositive control over such securities. Each of Mr. Daniel Hennessy and Mr. Thomas Hennessy disclaims beneficial ownership over any securities owned by HCIC’s sponsor in which he does not have any pecuniary interest.

(4)	Mr. Thomas D. Hennessy is the record holder of 750,000 of the Class B ordinary shares reported herein.

(5)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in HCIC’s sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On October 16, 2025, HCIC’s sponsor purchased an aggregate of 8,910,429 Class B ordinary shares (“founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2025 HCIC’s sponsor transferred 300,000 founder shares to Nicholas Geeza, HCIC’s Executive Vice President, Chief Financial Officer and Secretary and 750,000 founder shares to Thomas D. Hennessy, HCIC’s President. In January 2026, HCIC’s sponsor also transferred an aggregate of 130,000 founder shares to HCIC’s independent directors. On February 4, 2026, the Company, through a share dividend, issued to the sponsor and HCIC’s initial shareholders an additional 1,782,086 founder shares, as a result of which the sponsor and the initial shareholders have purchased and hold an aggregate of 10,692,515 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 30.1% of the outstanding ordinary shares upon completion of HCIC’s initial public offering.

HCIC’s sponsor purchased an aggregate of 671,000 private placement units for a purchase price of $10.00 per private placement unit in the private placement, for a total of $6,710,000. The private placement units (including the securities underlying such private placement units) may not, subject to certain limited exceptions, be transferred, assigned or sold by HCIC’s sponsor until 30 days after the completion of HCIC’s initial business combination.

If any of HCIC’s officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to HCIC if such entities reject the opportunity and he or she determines to present the opportunity to HCIC. HCIC’s officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to HCIC.

HCIC’s sponsor, officers and directors or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on HCIC’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. HCIC’s audit committee reviews on a quarterly basis all payments that were made by HCIC to its sponsor, officers, directors or HCIC’s or any of their respective affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on HCIC’s behalf.

HCIC’s sponsor agreed to loan HCIC of up to $250,000 to be used for a portion of the expenses of HCIC’s initial public offering. The loan was non-interest bearing, unsecured and due at the earlier of February 28, 2026, or the closing of HCIC’s initial public offering. As of December 31, 2025, HCIC had borrowed $16,000 under the promissory note. On February 6, 2026, HCIC repaid the total outstanding balance of the promissory note amounting to $86,766. Borrowings under the promissory note are no longer available. The sponsor received $3,450 in excess of the amount due to be repaid on the promissory note, which was transferred back to HCIC on February 10, 2026.

HCIC pays an amount equal to $15,000 per month to an affiliate of its sponsor for office space, utilities and secretarial and administrative support. Upon completion of HCIC’s initial business combination or its liquidation, it will cease paying these monthly fees. Accordingly, in the event the consummation of HCIC’s initial business combination takes the maximum 24 months, its sponsor’s affiliates will be paid a total of $360,000 ($15,000 per month in either case) and will be entitled to be reimbursed for any out-of-pocket expenses.

HCIC pays Nicholas Geeza, its Chief Financial Officer, $10,000 per month and Thomas D. Hennessy, its President, $15,000 per month, respectively, for their services until the earlier of the consummation of HCIC’s initial business combination or its liquidation. HCIC also pays certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with HCIC’s initial business combination until the earlier of the consummation of its initial business combination or its liquidation. Some of these amounts are paid through Hennessy Capital Group LLC at an at-cost arrangement for individual service providers who are employees of Hennessy Capital Group LLC.

In addition, in order to finance transaction costs in connection with an initial business combination, HCIC’s sponsor, an affiliate of HCIC’s sponsor or HCIC’s officers and directors may, but none of them is obligated to, loan HCIC funds as may be required. If HCIC completes its initial business combination, HCIC would repay such loaned amounts out of the proceeds of the trust account released to HCIC. In the event that HCIC’s initial business combination does not close, it may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from HCIC’s trust account would be used for such repayment. Up to $2.5 million of such loans may be convertible into private placement units at a price of $10.00 per private placement unit at the option of the lender. The private placement units would be identical to the private placement units issued to HCIC’s sponsor. Except for the foregoing, the terms of such loans by HCIC’s sponsor, an affiliate of HCIC’s sponsor or HCIC’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HCIC does not expect to seek loans from parties other than its sponsor, an affiliate of HCIC’s sponsor or HCIC’s officers and directors, if any, as HCIC does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in HCIC’s trust account.

After HCIC’s initial business combination, members of its management team who remain with HCIC, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to HCIC’s shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to HCIC’s shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider HCIC’s initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

HCIC has entered into a registration rights agreement with respect to the founder shares, private placement units, private placement units that may be issued upon conversion of working capital loans (and any Class A ordinary shares underlying the private placement units and any Class A ordinary shares issuable upon conversion of the founder shares).

Related Party Transactions Policy

HCIC has not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

HCIC has adopted a Code of Ethics requiring it to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by HCIC’s board of directors (or the appropriate committee of its board) or as disclosed in its public filings with the SEC. Under HCIC’s Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, HCIC’s audit committee, pursuant to a written charter that HCIC adopted prior to the consummation of its initial public offering, is responsible for reviewing and approving related party transactions to the extent that HCIC enters into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. HCIC’s audit committee reviews on a quarterly basis all payments that were made by HCIC to its sponsor, officers or directors, or HCIC’s or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, officer or service provider.

To further minimize conflicts of interest, HCIC has agreed not to consummate an initial business combination with an entity that is affiliated with any of HCIC’s sponsor, officers or directors unless HCIC, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that HCIC’s initial business combination is fair to the company from a financial point of view.

HCIC is not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to its sponsor, officers or directors, or HCIC’s or their affiliates, for services rendered to HCIC prior to or in connection with the completion of its initial business combination, including the following payments, all of which, if made prior to the completion of HCIC’s initial business combination, will be paid from funds held outside the trust account:

●	repayment of an aggregate of up to $250,000 in loans made to HCIC by its sponsor to cover offering-related and organizational expenses;

●	payment to an affiliate of HCIC’s sponsor for office space, utilities and secretarial and administrative support, in an amount equal to $15,000 per month;

●	payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of HCIC’s initial business combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	repayment of loans which may be made by HCIC’s sponsor, an affiliate of its sponsor or its officers and directors to finance transaction costs in connection with an initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2.5 million of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per private placement unit at the option of the lender;

●	payment of $10,000 per month and $15,000 per month until the earlier of the consummation of HCIC’s initial business combination or its liquidation to HCIC’s Chief Financial Officer and President, respectively; and

●	payment of up to $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, to certain non-officer individual service providers, some or all of which may be paid through Hennessy Capital Group LLC at an at-cost arrangement for individual service providers who are employees of Hennessy Capital Group LLC.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to HCIC in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of HCIC’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. As of the date of this Report, HCIC has determined that directors Mr. Bonner, Mr. Crowley, Mr. Saade, Ms. Stash, and Ms. Williams are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. The audit committee of HCIC is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. The independent directors of HCIC have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as HCIC’s independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of HCIC’s year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered in connection with HCIC’s initial public offering and the audit of HCIC’s December 31, 2025 financial statements included in this Report on Form 10-K and other required filings with the SEC for the period from July 15, 2025 (inception) through December 31, 2025 totaled approximately $81,170. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of HCIC’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from July 15, 2025 (inception) through December 31, 2025, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from July 15, 2025 (inception) through December 31, 2025, Withum did not render services to HCIC for tax compliance, tax planning and tax advice.

All Other Fees. All other fees consist of fees billed for all other services. During the period from July 15, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by Withum other than those set forth above.

Pre-Approval Policy

HCIC’s audit committee was formed upon the consummation of its initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of HCIC’s audit committee were approved by HCIC’s board of directors. Since the formation of the audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for HCIC by its auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements, which appears on page F-1 below. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedule

None.

(3)	Exhibits

HCIC hereby files as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII, Barclays Capital Inc. and Cohen & Company Capital Markets, a Division of Cohen & Company Securities, LLC, as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VIII’s Registration Statement on Form S-1 (File No. 333-291924) filed with the SEC on February 2, 2026).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
4.1	Share Rights Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
4.2*	Description of Securities.
10.1	Letter Agreement, dated February 4, 2026, by and among Hennessy Capital Investment Corp. VIII, its officers, its directors and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K filed with the SEC on February 6, 2026).
10.2	Investment Management Trust Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.3	Registration Rights Agreement, dated February 4, 2026, by and among Hennessy Capital Investment Corp. VIII, HC VIII Sponsor LLC and certain other security holders (incorporated by reference to Exhibit 10.3 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.4	Administrative Support Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.4 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.5	Founder Shares Subscription Agreement, by and between Hennessy Capital Investment Corp. VIII and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VIII’s Registration Statement on Form S-1 (File No. 333-291924) filed with the SEC on February 2, 2026).
10.6	Private Placement Units Purchase Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).

10.7	Form of Indemnity Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and each of the officers and directors of Hennessy Capital Investment Corp. VIII (incorporated by reference to Exhibit 10.6 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
14.1	Form of Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Hennessy Capital Investment Corp. VIII’s Registration Statement on Form S-1 (File No. 333-291924) filed with the SEC on February 2, 2026).
19.1*	Insider Trading Policy.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1*	Policy on Recoupment of Incentive Compensation, dated as of March 30, 2026.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. VIII

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Hennessy Capital Investment Corp. VIII

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hennessy Capital Investment Corp. VIII (the “Company”) as of December 31, 2025 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 15, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from July 15, 2025 (inception) through December 31, 2025, in conformity with the Generally Accepted Accounting Principles in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 30, 2026

PCAOB Number 100

HENNESSY CAPITAL INVESTMENT CORP. VIII

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Cash	$935
Total current assets	935
Deferred offering costs	342,930
Total Assets	$343,865
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$313,285
Accrued expenses	34,085
Promissory note - related party	16,000
Total current liabilities	363,370
Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,692,515 shares issued and outstanding (1)(2)	1,069
Additional paid-in capital	23,931
Accumulated deficit	(44,505)
Total Shareholders’ Deficit	(19,505)
Total Liabilities and Shareholders’ Deficit	$343,865

(1)	Includes an aggregate of up to 1,365,430 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 6, 2026, the Company consummated its initial public offering and sold 24,150,000 Units, including 3,150,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, hence the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.
(2)	On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting to the initial shareholders holding an aggregate of 10,692,515 Class B ordinary shares. All shares and per-share amounts have been retroactively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 15, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$44,505
Net loss	$(44,505)

Weighted average shares outstanding, Class B ordinary shares, basic and diluted (1)(2)	9,327,085

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)

(1)	Excludes an aggregate of up to 1,365,430 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 6, 2026, the Company consummated its initial public offering and sold 24,150,000 Units, including 3,150,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, hence the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.
(2)	On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting to the initial shareholders holding an aggregate of 10,692,515 Class B ordinary shares. All shares and per-share amounts have been retroactively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 15, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 15, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)(2)	—	—	10,692,515	1,069	23,931	—	25,000

Net loss	—	—	—	—	—	(44,505)	(44,505)

Balance – December 31, 2025	—	$—	10,692,515	$1,069	$23,931	$(44,505)	$(19,505)

(1)	Includes an aggregate of up to 1,365,430 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 6, 2026, the Company consummated its initial public offering and sold 24,150,000 Units, including 3,150,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, hence the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.
(2)	On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting to the initial shareholders holding an aggregate of 10,692,515 Class B ordinary shares. All shares and per-share amounts have been retroactively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 15, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash flows from operating activities:
Net loss	$(44,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	34,085
Net cash used in operating activities	(10,420)

Cash flows from financing activities:
Proceeds from issuance of founder shares	25,000
Proceeds from promissory note - related party	16,000
Payment of deferred offering costs	(29,645)
Net cash provided by financing activities	11,355

Net change in cash	935
Cash – Beginning of period	—
Cash – End of period	$935

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$313,285

The accompanying notes are an integral part of the financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Hennessy Capital Investment Corp. VIII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of December 31, 2025, the Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 15, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is HC VIII Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2026. On February 6, 2026, the Company consummated the Initial Public Offering of 24,150,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. Each Unit consists of one Class A ordinary share and one right (a “Share Right”) to receive one-twelfth (1/12) of a Class A ordinary share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 671,000 private placement units to the Sponsor (each a “Private Placement Unit”, collectively the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000. Each Private Placement Unit consists of one Class A ordinary share and one Share Right to receive one-twelfth (1/12) of a Class A ordinary share upon the consummation of an initial Business Combination.

Transaction costs amounted to $10,611,812, consisting of $4,830,000 of cash underwriting fees, $4,830,000 of deferred underwriting fees, and $951,812 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on February 6, 2026, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed into a U.S.-based trust account (the “Trust Account”), with Odyssey Transfer and Trust Company, acting as the trustee. The funds may be held in cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. However, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company may, at any time, and it expects that it will, on or prior to the 24-month anniversary of the effective date of the registration statement of which the Company’s prospectus forms a part, instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest-bearing account until the earlier of consummation of the Company’s initial Business Combination or liquidation of the Company. Following such liquidation, the Company would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to the Company for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest-bearing account would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares sold as part of the Units in the Initial Public Offering (the “public shares”) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either in connection with a general meeting called to approve the initial Business Combination or by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less the amount of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares, and any public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares, and any public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of December 31, 2025, the Company had $935 in cash and had a working capital deficit of $362,435.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering on February 6, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $935 in cash and no cash equivalents as of December 31, 2025.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASBASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. On February 6, 2026, upon completion of the Initial Public Offering, offering costs allocated to the public shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Share Rights included in the Units and Private Placement Units were charged to shareholders’ deficit as the Share Rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Share Rights

The Company accounts for the Share Rights issued in connection with the Initial Public Offering and the issuance of the Private Placement Units in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classifies the Share Rights under equity treatment at their assigned values. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,365,430 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 15, 2025, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the closing of Initial Public Offering on February 6, 2026, the Company sold 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $241,500,000. Each Unit consists of one Class A ordinary share and one Share Right to receive one-twelfth (1/12) of a Class A ordinary share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on February 6, 2026, the Sponsor purchased an aggregate of 671,000 Private Placement Units, in a private placement, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000. Each Private Placement Unit consists of one Class A ordinary share and one Share Right to receive one-twelfth (1/12) of a Class A ordinary share upon the consummation of an initial Business Combination.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of the Share Rights included in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Business Combination and (ii) are entitled to registration rights.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, for which the Company issued 8,910,429 founders shares to the Sponsor. On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting to the initial shareholders holding an aggregate of 10,692,515 founder shares (up to 1,365,430 of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised). All shares and per-share amounts have been retroactively presented. On February 6, 2026, the underwriters exercised their over-allotment option in full settled as part of the closing of the Initial Public Offering. As a result, the 1,365,430 founder shares are no longer subject to forfeiture by the Sponsor.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”).

On October 20, 2025, the Sponsor transferred 300,000 founder shares to the Company’s Chief Financial Officer and Secretary, and 750,000 founder shares to the Company’s President. On January 28, 2026, the Sponsor transferred an aggregate of 130,000 founder shares to the independent directors. The founder shares are automatically forfeited back to the Sponsor if the holder of such founder shares is no longer providing services to the Company prior to the Business Combination. It is determined the transaction shall be recorded on the Company’s books in accordance with FASB ASC Topic 718. The Company has determined the purchase price of the founder shares to be the most appropriate value to use for the transfer of the founder shares on October 20, 2025.

The total fair value of the 130,000 founder shares transferred to the five directors on January 28, 2026 was $204,490 or $1.57 per share. The Company established the initial fair value of the transferred founder shares on January 28, 2026, using a calculation prepared by a third-party valuation experts which takes into consideration the present value of stock of $9.86, remaining term of 0.03 years, risk-free rate of 3.70%, and market adjustment of 16.00%. The founder shares transferred are subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of December 31, 2025, management does not consider a Business Combination to be probable for accounting purposes, and therefore no share-based compensation expense has been recognized. The total grant date fair value of $204,490 represents the amount of share-based compensation expense that would be recognized upon consummation of a Business Combination, to the extent the founder shares ultimately vest.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured. The promissory note is payable on the earlier of February 28, 2026, and the date the Company consummates the Initial Public Offering. As of December 31, 2025, there were $16,000 outstanding borrowings under the promissory note. As of February 6, 2026, the Company had borrowed an aggregate of $86,766, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Administrative Services Agreement

Commencing on February 5, 2026, the date the Company’s securities are first listed on Nasdaq, the Company began to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from July 15, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

Commencing on February 5, 2026, the date on which the Company’s securities are first listed on Nasdaq, the Company began to pay its Chief Financial Officer and its President $10,000 and $15,000, respectively, per month for services prior to the consummation of the initial Business Combination or until the Company’s liquidation. For the period from July 15, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict and the recent escalation of the United States and Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict, the recent escalation of the United States and Israel-Iran conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the recent escalation of the United States and Israel-Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Units, the Class A ordinary shares underlying such Private Placement Units and Share Rights as part of the Private Placement Units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 3,150,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 6, 2026, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,150,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $4,830,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering), which was paid at the closing of the Initial Public Offering.

Additionally, one of the underwriters is entitled to a deferred underwriting discount of up to 2.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, or up to $4,830,000, upon the completion of the Company’s Initial Business Combination, subject to the terms of the underwriting agreement.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 10,692,515 Class B ordinary shares issued and outstanding (up to 1,365,430 of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised). On February 6, 2026, the underwriters exercised their over-allotment option in full settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,365,430 founder shares are no longer subject to forfeiture by the Sponsor.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30.1% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Share Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one-twelfth (1/12) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Share Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert his, her or its Share Rights in order to receive the one-twelfth (1/12) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$935
Deferred offering costs	$342,930

For the Period from July 15, 2025 (Inception) through December 31, 2025
Formation, general, and administrative costs	$44,505

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 30, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below and as disclosed in Note 5.

On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting to the initial shareholders holding an aggregate of 10,692,515 founder shares (up to 1,365,430 of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised). All shares and per-share amounts have been retroactively presented.

Commencing on February 5, 2026, the date the Company’s securities were first listed on Nasdaq, the Company began to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support.

Commencing on February 5, 2026, the date on which the Company’s securities were first listed on Nasdaq, the Company began to pay its Chief Financial Officer and its President $10,000 and $15,000, respectively, per month for services prior to the consummation of the initial Business Combination or until the Company’s liquidation.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2026. On February 6, 2026, the Company consummated the Initial Public Offering of 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 671,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000.

Following the closing of the Initial Public Offering, on February 6, 2026, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the Trust Account.

On February 6, 2026, the underwriters were paid in cash an underwriting discount of up to $4,830,000 simultaneously with the closing of the Initial Public Offering. In addition, one of the underwriters is entitled to a deferred underwriting discount of $4,830,000 in the aggregate. The deferred fee will become payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On February 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.

On February 6, 2026, the Company fully settled the $86,766 outstanding balance of the promissory note. The Sponsor received $3,450 in excess of the amount due to be repaid on the promissory note. As such the Company has recorded a due from Sponsor on the balance sheet for this amount. Borrowings under the promissory note are no longer available.

On February 10, 2026, the Sponsor has transferred back the excess payment received in the amount of $3,450.

On March 24, 2026, the Company announced that, commencing on March 30, 2026, the holders of the Company’s Units, may elect to separately trade the Class A ordinary share and Share Right included in each Unit. The Class A ordinary shares and the Share Rights trade on the Nasdaq Global Market under the symbols “HCIC” and “HCICR,” respectively. Any Units not separated continue to trade on the Nasdaq Global Market under the symbol “HCICU.” Holders of Units need to have their brokers contact Odyssey Transfer and Trust Company, the Company’s transfer agent, in order to separate Units into Class A ordinary shares and Share Rights.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026	HENNESSY CAPITAL INVESTMENT CORP. VIII

	By:	/s/ Daniel J Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2026
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Thomas D. Hennessy	President and Director	March 30, 2026
Thomas D. Hennessy

/s/ Nicholas Geeza	Executive Vice President, Chief Financial Officer and Secretary	March 30, 2026
Nicholas Geeza	(Principal Financial and Accounting Officer)

/s/ Brian Bonner	Director	March 30, 2026
Brian Bonner

/s/ Kyle Crowley	Director	March 30, 2026
Kyle Crowley

/s/ Javier Saade	Director	March 30, 2026
Javier Saade

/s/ Sandra Stash	Director	March 30, 2026
Sandra Stash

/s/ Elizabeth Williams	Director	March 30, 2026
Elizabeth Williams

92