Form 10-Q
period 2026-03-31
Hennessy Capital Investment Corp. VIII
filed 2026-05-12
CIK 2099093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43100

HENNESSY CAPITAL INVESTMENT CORP. VIII

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1872964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 US Hwy 50, Suite 207 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 339-1671

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	HCIC	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of a business combination	HCICR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right	HCICU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2026, there were 24,821,000 Class A ordinary shares, and 10,692,515 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VIII

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$805,607	$935
Prepaid expenses	118,700	—
Short-term prepaid insurance	64,857	—
Total current assets	989,164	935
Deferred offering costs	—	342,930
Long-term prepaid insurance	6,039	—
Cash held in the Trust Account	242,723,435	—
Total Assets	$243,718,638	$343,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$115,000	$313,285
Accrued expenses	34,621	34,085
Promissory note — related party	—	16,000
Total current liabilities	149,621	363,370
Deferred underwriting fee	4,830,000	—
Deferred legal fees	435,000	—
Total Liabilities	5,414,621	363,370

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 24,150,000 and no shares at redemption value of $10.05 and $0 per share at March 31, 2026 and December 31, 2025, respectively	242,662,263	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 671,000 and no shares issued and outstanding (excluding 24,150,000 and no shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,692,515 shares issued and outstanding at March 31, 2026 and December 31, 2025 (1)(2)	1,069	1,069
Additional paid-in capital	—	23,931
Accumulated deficit	(4,359,382)	(44,505)
Total Shareholders’ Deficit	(4,358,246)	(19,505)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$243,718,638	$343,865

(1)	As of December 31, 2025, includes an aggregate of up to 1,365,430 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 6, 2026, the Company consummated the Initial Public Offering (as defined below) and sold 24,150,000 Units, including 3,150,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, hence the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.
(2)	On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting in the initial shareholders holding an aggregate of 10,692,515 Class B ordinary shares. All shares and per-share amounts have been retroactively presented (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	498,102
Loss from operations	(498,102)

Other income:
Interest earned on cash held in the Trust Account	1,223,435
Total other income, net	1,223,435

Net income	$725,333

Basic and diluted weighted average shares outstanding of Class A ordinary shares	14,756,927
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.03
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,140,206
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	10,692,515	$1,069	$23,931	$(44,505)	$(19,505)

Sale of Private Placement Units	671,000	67	—	—	6,709,933	—	6,710,000

Fair value of rights included in Public Units	—	—	—	—	3,115,350	—	3,115,350

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(162,291)	—	(162,291)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,686,923)	(5,040,210)	(14,727,133)

Net income	—	—	—	—	—	725,333	725,333

Balance – March 31, 2026 (unaudited)	671,000	$67	10,692,515	$1,069	$—	$(4,359,382)	$(4,358,246)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$725,333
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in the Trust Account	(1,223,435)
Changes in operating assets and liabilities:
Prepaid expenses	(118,700)
Prepaid insurance	(70,896)
Accrued expenses	536
Deferred legal fees	165,000
Net cash used in operating activities	(522,162)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000
Proceeds from sale of Private Placement Units	6,710,000
Proceeds from promissory note – related party	70,766
Repayment of promissory note – related party	(86,766)
Payment of offering costs	(537,166)
Net cash provided by financing activities	242,826,834

Net Change in Cash	804,672
Cash – Beginning of period	935
Cash – End of period	$805,607

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$115,000
Deferred underwriting fee payable	$4,830,000
Deferred legal fees included as offering costs	$270,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Hennessy Capital Investment Corp. VIII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “ Business Combination”). As of March 31, 2026, the Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 15, 2025 (inception) through March 31, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 671,000 private placement units to the Sponsor (each a “Private Placement Unit”, collectively the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000. Each Private Placement Unit consists of one Class A ordinary share and one Share Right.

Transaction costs of the Initial Public Offering amounted to $10,611,812, consisting of $4,830,000 of cash underwriting fees, $4,830,000 of deferred underwriting fees, and $951,812 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination (less deferred underwriting commissions).

The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing an agreement to enter into an initial Business Combination. However, the Company will only complete an initial Business Combination if the post-initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial Business Combination.

Following the closing of the Initial Public Offering on February 6, 2026, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed into a U.S.-based trust account (the “Trust Account”), with Odyssey Transfer and Trust Company, acting as the trustee. The funds may be held in cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. However, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company may, at any time, and it expects that it will, on or prior to the 24-month anniversary of the effective date of the registration statement of which the Company’s prospectus forms a part, instruct Odyssey Transfer and Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest-bearing account until the earlier of consummation of the Company’s initial Business Combination or liquidation of the Company. Following such liquidation, the Company would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to the Company for Permitted Withdrawals (as defined below) and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest-bearing account would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company.

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either in connection with a general meeting called to approve the initial Business Combination or by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less Permitted Withdrawal), divided by the number of then outstanding Public Shares, subject to the limitations.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less the amount of Permitted Withdrawal and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares of the Company (“Founder Shares”), private placement shares and any Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and any Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the initial Business Combination) in favor of the initial Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Liquidity and Going Concern

As of March 31, 2026, the Company had $805,607 in cash and working capital of $839,543.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of an initial Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, there were no Working Capital Loans outstanding.

The Company completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company’s management evaluated the Company’s liquidity and financial condition, and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with an initial Business Combination. There is no assurance that the Company’s plans to complete an initial Business Combination will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $805,607 and $935 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents.

Cash Held in the Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounted to $242,723,435 were held in an interest bearing deposit account.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Deferred Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. On February 6, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Share Rights included in the Units and Private Placement Units were charged to shareholders’ deficit as the Share Rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share Rights

The Company accounts for the Share Rights issued in connection with the Initial Public Offering and the issuance of the Private Placement Units in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Share Rights	(3,115,350)
Class A ordinary shares issuance cost	(10,449,520)
Plus:
Accretion of carrying value to redemption value	14,727,133
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$242,662,263

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Net Income per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$429,916	$295,417	$429,916	$295,417
Denominator:
Weighted-average shares outstanding	14,756,927	10,140,206	14,756,927	10,140,206
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of an initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the closing of Initial Public Offering on February 6, 2026, the Company sold 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $241,500,000. Each Unit consists of one Class A ordinary share and one Share Right.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on February 6, 2026, the Sponsor purchased an aggregate of 671,000 Private Placement Units, in a private placement, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000. Each Private Placement Unit consists of one Class A ordinary share and one Share Right.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of the Share Rights included in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the initial Business Combination) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, for which the Company issued 8,910,429 Founder Shares to the Sponsor. On February 4, 2026, the Company, through a share dividend, issued an additional 1,782,086 Class B ordinary shares to the initial shareholders, resulting to the initial shareholders holding an aggregate of 10,692,515 Founder Shares (up to 1,365,430 of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised). On February 6, 2026, the underwriters exercised their over-allotment option in full, which settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,365,430 Founder Shares are no longer subject to forfeiture by the Sponsor.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares.

On October 20, 2025, the Sponsor transferred 300,000 Founder Shares to the Company’s Chief Financial Officer and Secretary, and 750,000 Founder Shares to the Company’s President. On January 28, 2026, the Sponsor transferred an aggregate of 130,000 Founder Shares to the independent directors. The Founder Shares are automatically forfeited back to the Sponsor if the holder of such Founder Shares is no longer providing services to the Company prior to the initial Business Combination. It is determined the transaction shall be recorded on the Company’s books in accordance with FASB ASC Topic 718. The Company has determined the purchase price of the Founder Shares to be the most appropriate value to use for the transfer of the Founder Shares.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The total fair value of the 130,000 Founder Shares transferred to the five directors on January 28, 2026 was $204,490 or $1.57 per share. The Company established the initial fair value of the transferred Founder Shares on January 28, 2026, using a calculation prepared by a third-party valuation experts which takes into consideration the present value of stock of $9.86, remaining term of 0.03 years, risk-free rate of 3.70%, and market adjustment of 16.00%. The Founder Shares transferred are subject to a performance condition (i.e., providing services through an initial Business Combination). Share-based compensation would be recognized at the date an initial Business Combination is considered probable (i.e., upon consummation of an initial Business Combination) in an amount equal to the number of Founder Shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of March 31, 2026, management does not consider an initial Business Combination to be probable for accounting purposes, and therefore no share-based compensation expense has been recognized. The total grant date fair value of $204,490 represents the amount of share-based compensation expense that would be recognized upon consummation of an initial Business Combination, to the extent the Founder Shares ultimately vest.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured. The promissory note is payable on the earlier of February 28, 2026 and the date the Company consummates the Initial Public Offering. As of December 31, 2025, there were $16,000 outstanding borrowings under the promissory note. As of February 6, 2026, the Company had borrowed an aggregate of $86,766, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Due from Sponsor

On February 6, 2026, the Sponsor received $3,450 in excess of the amount due to be repaid on the promissory note. As such the Company has recorded a due from Sponsor on the condensed balance sheets for this amount. On February 10, 2026, the Sponsor has transferred back the excess payment received in the amount of $3,450. No amounts are due as of March 31, 2026.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-initial Business Combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officers and Consultants

Commencing on February 5, 2026, the date the Company’s securities are first listed on Nasdaq, the Company began to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and paid $27,321 in fees for these services.

Commencing on February 5, 2026, the date on which the Company’s securities are first listed on Nasdaq, the Company began to pay its Chief Financial Officer and its President $10,000 and $15,000, respectively, plus tax reimbursements, per month for services prior to the consummation of the initial Business Combination or until the Company’s liquidation. For the three months ended March 31, 2026, the Company incurred and paid $53,825 in fees for these services. As of March 31, 2026, the Company prepaid $53,825 for these services which is included in prepaid expenses in the accompanying condensed balance sheets.

Commencing on February 5, 2026, the Company began to pay certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with initial Business Combination until the earlier of the consummation of initial Business Combination or its liquidation. Some of these amounts are paid through an affiliate of the Sponsor at an at-cost arrangement for individual service providers who are employees of the affiliate. For the three months ended March 31, 2026, the Company incurred and paid $50,108 in fees for these services.

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Additionally, one of the underwriters, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (the “Deferred Underwriter”), is entitled to a deferred underwriting discount of up to 2.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, or up to $4,830,000, upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Consultant Agreement

On January 22, 2026, the Company entered into an agreement with a consultant to provide consulting services through completion of the initial Business Combination. In consideration for the consulting services, the Company has agreed to pay an upfront $30,000 fee, which has been paid and included in the unaudited condensed statement of operations, and additional compensation of incentive share to be determined and negotiated upon completion of an initial Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026, there were 671,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 10,692,515 Class B ordinary shares issued and outstanding (up to 1,365,430 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised). On February 6, 2026, the underwriters exercised their over-allotment option in full, which settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,365,430 Founder Shares are no longer subject to forfeiture by the Sponsor. At March 31, 2026, there were 10,692,515 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustments as provided the Company’s amended and restated memorandum and articles of association.

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

Share Rights — Except in cases where the Company is not the surviving company in an initial Business Combination, each holder of a Share Right will automatically receive one-twelfth (1/12) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Share Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert his, her or its Share Rights in order to receive the one-twelfth (1/12) of one Class A ordinary share underlying each Share Right upon consummation of the initial Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and redeems the Public Shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The fair value of the Share Rights issued in the Initial Public Offering is $3,115,350, or $0.129 per Share Right. The Share Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Share Rights issued in the Initial Public Offering:

February 6, 2026
Pre-adjusted value per Share Right	0.83
Market adjustment	15.7%
Implied Class A share price	$9.90

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$805,607	$935
Cash held in the Trust Account	$242,723,435	$—

For the Three Months Ended March 31,
2026
General and administrative costs	$498,102
Interest earned on cash held in the Trust Account	$1,223,435

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “HCIC” refer to Hennessy Capital Investment Corp. VIII. References to HCIC’s “management” or HCIC’s “management team” refer to HCIC’s officers and directors. References to the “Sponsor” refer to HC VIII Sponsor LLC. The following discussion and analysis of HCIC’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). HCIC’s forward-looking statements include, but are not limited to, statements regarding HCIC or HCIC’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “projects,” “predicts,” “should,” “will,” or “would,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

HCIC cautions that forward-looking statements are not guarantees of future performance and that its actual results of operations, financial condition and liquidity and developments in the industry in which it operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on forward-looking statements. In addition, even if HCIC’s results or operations, financial condition and liquidity and developments in the industry in which it operates are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Quarterly Report are based on HCIC’s current expectations and beliefs concerning future developments and their potential effects on HCIC. There can be no assurance that future developments affecting HCIC will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond HCIC’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HCIC’s ability to select an appropriate target business or businesses;

●	HCIC’s ability to complete its initial Business Combination (as defined below);

●	HCIC’s expectations around the performance of a prospective target business or businesses;

●	HCIC’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its initial Business Combination;

●	HCIC’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HCIC’s business or in approving its initial Business Combination;

●	HCIC’s potential ability to obtain additional financing to complete its initial Business Combination;

●	HCIC’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HCIC’s officers and directors to generate a number of potential initial Business Combination opportunities;

●	HCIC’s public securities’ potential liquidity and trading;

●	the lack of a market for HCIC’s securities;

●	the availability to HCIC of funds from interest income on the trust account (the “Trust Account”) balance;

●	the Trust Account not being subject to claims of third parties;

●	HCIC’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in HCIC’s Annual Report on Form 10-K for the year ended December 31, 2025, and in HCIC’s final prospectus filed with the SEC on February 5, 2026 in connection with its initial public offering (the “Initial Public Offering”).

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

Overview

HCIC is a SPAC incorporated in the Cayman Islands on July 15, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). HCIC intends to effectuate its initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of an aggregate of 671,000 private placement units to the Sponsor (each a “Private Placement Unit” and collectively, the “Private Placement Units”), and any sale of securities in connection with its initial Business Combination its shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in an initial Business Combination:

●	may significantly dilute the equity interest of HCIC’s public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares of HCIC (“Founder Shares”) resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded to ordinary shares;
●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, HCIC’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of HCIC’s present officers and directors;
●	may have the effect of delaying or preventing a change of control of HCIC by diluting the equity ownership or voting rights of a person seeking to obtain control of HCIC; and
●	may adversely affect prevailing market prices for Class A ordinary shares and/or Share Rights (as defined below).

Similarly, if HCIC issues debt securities or otherwise incurs significant indebtedness, it could result in:

●	default and foreclosure on HCIC’s assets if its operating revenues after an initial Business Combination are insufficient to repay its debt obligations;
●	acceleration of HCIC’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if HCIC breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	HCIC’s immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	HCIC’s inability to obtain necessary additional financing if the debt contains covenants restricting its ability to obtain such financing while the debt is outstanding;
●	HCIC’s inability to pay dividends on ordinary shares;
●	using a substantial portion of HCIC’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on its ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on HCIC’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on HCIC’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes;
●	Other disadvantages compared to its competitors who have less debt.

HCIC expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot provide any assurance that its plans to complete an initial Business Combination will be successful.

Results of Operations

HCIC has neither engaged in any operations nor generated any operating revenues to date. The only activities from July 15, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination after the completion of the Initial Public Offering. HCIC does not expect to generate any operating revenues until after the completion of its initial Business Combination. It expects to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account after the Initial Public Offering. HCIC expects to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination

For the three months ended March 31, 2026, HCIC had a net income of $725,333, which consists of general and administrative costs of $498,102, offset by interest income on cash held in the Trust Account of $1,223,435.

Liquidity and Capital Resources

On February 6, 2026, HCIC consummated the Initial Public Offering of 24,150,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, HCIC consummated the sale of an aggregate of 671,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000.

Following the closing of the Initial Public Offering on February 6, 2026, an amount of $241,500,000 from the net proceeds of the sale of the Units, the full exercise of the over-allotment option, and a portion of the net proceeds from the sale of the Private Placement Units was placed into the Trust Account. HCIC incurred total transaction costs of $10,611,812, consisting of $4,830,000 of cash underwriting fees, $4,830,000 of deferred underwriting fees, and $951,812 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $522,162. Net income of $725,333 was affected by interest earned on cash held in the Trust Account of $1,223,435. Changes in operating assets and liabilities used $24,060 of cash for operating activities.

As of March 31, 2026, HCIC had cash held in the Trust Account of $242,723,435 (including $1,223,435 of interest income). HCIC may withdraw interest from the Trust Account to pay taxes, if any. HCIC intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds in the Trust Account that may be released to HCIC to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any) and excluding any deferred underwriting commission, if any, to complete its initial Business Combination. To the extent that HCIC’s share capital or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

As of March 31, 2026, HCIC had cash of $805,607. HCIC intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay HCIC’s income taxes. In addition, HCIC may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although HCIC does not have any current intention to do so. If HCIC entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed initial Business Combination and the amount of HCIC’s available funds at the time. HCIC’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of HCIC’s officers and directors or their affiliates may, but none of them is obligated to, loan HCIC funds as may be required. If HCIC completes its initial Business Combination, HCIC may repay such loaned amounts out of the proceeds of the Trust Account released to HCIC. In the event that HCIC’s initial Business Combination does not close, it may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Private Placement Unit at the option of the lender. The Private Placement Units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such loans by the Sponsor, an affiliate of the Sponsor or HCIC’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HCIC does not expect to seek loans from parties other than its Sponsor, an affiliate of HCIC’s Sponsor or HCIC’s officers and directors, if any, as HCIC does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Initial Public Offering.

HCIC does not believe it will need to raise additional funds in order to meet the expenditures required for operating HCIC’s business. However, if HCIC’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate its business prior to its initial Business Combination. Moreover, HCIC may need to obtain additional financing either to complete its initial Business Combination or because it becomes obligated to redeem a significant number of HCIC’s Class A ordinary shares sold as part of the Units in the Initial Public Offering (the “Public Shares”) upon completion of its initial Business Combination, in which case it may issue additional securities or incur debt in connection with such initial Business Combination. If HCIC raises additional funds through equity or convertible debt issuances, its public shareholders may suffer significant dilution, and these securities could have rights that rank senior to its Public Shares. If HCIC raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to its equity securities and could contain covenants that restrict its operations. Further, as described above, due to the anti-dilution rights of HCIC’s Founder Shares, its public shareholders may incur material dilution. In addition, HCIC intends to target businesses with enterprise values that are greater than it could acquire with the net proceeds of its Initial Public Offering and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Initial Public Offering, net of amounts needed to satisfy redemptions by public shareholders, HCIC may be required to seek additional financing to complete such proposed initial Business Combination. HCIC may also obtain financing prior to the closing of its initial Business Combination to fund its working capital needs and transaction costs in connection with its search for and completion of its initial Business Combination. There is no limitation on HCIC’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with its initial Business Combination, including pursuant to any backstop or similar agreements it may enter into following the consummation of its Initial Public Offering or otherwise. Subject to compliance with applicable securities laws, HCIC would only complete such financing simultaneously with the completion of its initial Business Combination. If HCIC is unable to complete its initial Business Combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the Trust Account. In addition, following HCIC’s initial Business Combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations.

Off-Balance Sheet Financing Arrangements

HCIC has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. HCIC does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HCIC has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

HCIC does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support and to pay Nicholas Geeza, its Chief Financial Officer, $10,000 per month and Thomas D. Hennessy, its President, $15,000 per month, respectively, for their services. HCIC began incurring these fees on February 5, 2026, and will continue to incur these fees monthly until the earlier of the completion of HCIC’s initial Business Combination and its liquidation. HCIC also pays certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with HCIC’s initial Business Combination until the earlier of the consummation of HCIC’s initial Business Combination or its liquidation. Some of these amounts are paid through Hennessy Capital Group LLC at an at-cost arrangement for individual service providers who are employees of Hennessy Capital Group LLC.

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of $0.20 per unit, or $4,830,000 in the aggregate, which were paid to the underwriters in cash at the closing of the Initial Public Offering.

Additionally, one of the underwriters, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (the “Deferred Underwriter”), is entitled to a deferred underwriting discount of up to $0.20 per unit, or up to $4,830,000 in the aggregate (subject to reduction based on the funds remaining in the Trust Account after giving effect to the Public Shares that are redeemed in connection with an initial Business Combination), payable for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable to the Deferred Underwriter from the amounts held in the Trust Account solely in the event HCIC completes its initial Business Combination.

On January 22, 2026, HCIC entered into an agreement with a consultant to provide consulting services through completion of the initial Business Combination. In consideration for the consulting services, HCIC has agreed to pay an upfront $30,000 fee, which has been paid and included in the statement of operations, and additional compensation of incentive share to be determined and negotiated upon completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. HCIC has not identified any critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HCIC is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HCIC’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HCIC’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HCIC’s management evaluated, with the participation of HCIC’s current chief executive officer and chief financial officer (HCIC’s “Certifying Officers”), the effectiveness of HCIC’s disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HCIC’s Certifying Officers concluded that, as of March 31, 2026, HCIC’s disclosure controls and procedures were effective.

HCIC does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that HCIC has detected all of HCIC’s control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in HCIC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, HCIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of HCIC’s management, there is no litigation currently pending against HCIC, any of HCIC’s officers or directors in their capacity as such or against any of HCIC’s property.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in HCIC’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026. Any of these factors could result in a significant or material adverse effect on HCIC’s results of operations or financial condition. Additional risk factors not presently known to HCIC or that HCIC currently deems immaterial may also impair HCIC’s business or results of operations. HCIC may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2025, the Sponsor purchased an aggregate of 8,910,429 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2025, the Sponsor transferred 300,000 Founder Shares to Nicholas Geeza, HCIC’s Executive Vice President, Chief Financial Officer and Secretary and 750,000 Founder Shares to Thomas D. Hennessy, HCIC’s President. In January 2026, the Sponsor also transferred an aggregate of 130,000 Founder Shares to HCIC’s independent directors. On February 4, 2026, HCIC, through a share dividend, issued to the Sponsor and HCIC’s initial shareholders an additional 1,782,086 Founder Shares, as a result of which the Sponsor and the initial shareholders have purchased and hold an aggregate of 10,692,515 Founder Shares.

On February 6, 2026, HCIC consummated the Initial Public Offering of 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. Each Unit consists of one Class A ordinary share and one right (a “Share Right”) to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, HCIC consummated the private placement and sale of an aggregate of 671,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds to HCIC of $6,710,000. The 671,000 Private Placement Units were all purchased by the Sponsor. The Private Placement Units are identical to the units sold in the Initial Public Offering, except that (i) the Private Placement Units (and the Class A ordinary shares and Share Rights underlying the Private Placement Units and the Class A ordinary shares issuable upon conversion of the Share Rights) may not be transferred, assigned or sold, subject to certain limited exceptions set forth in the letter agreement and as described in the registration statement filed in connection with the Initial Public Offering, until 30 days after the completion of HCIC’s initial Business Combination, and (ii) the holders of the Private Placement Units are entitled to certain registration rights in respect thereof (and with respect to the Class A ordinary shares and Share Rights underlying such Private Placement Units and the Class A ordinary shares issuable upon conversion of the Share Rights). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of $0.20 per unit, or $4,830,000 in the aggregate, which were paid to the underwriters in cash at the closing of the Initial Public Offering. Additionally, the Deferred Underwriter is entitled to a deferred underwriting discount of up to $0.20 per unit, or up to $4,830,000 in the aggregate (subject to reduction based on the funds remaining in the Trust Account after giving effect to the Public Shares that are redeemed in connection with an initial Business Combination), payable to the Deferred Underwriter for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable to the Deferred Underwriter from the amounts held in the Trust Account solely in the event HCIC completes its initial Business Combination.

For a description of the use of the proceeds generated in the Initial Public Offering, please see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of HCIC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

1.1	Underwriting Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII, Barclays Capital Inc. and Cohen & Company Capital Markets, a Division of Cohen & Company Securities, LLC, as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
4.1	Share Rights Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.1	Letter Agreement, dated February 4, 2026, by and among Hennessy Capital Investment Corp. VIII, its officers, its directors and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K filed with the SEC on February 6, 2026).
10.2	Amendment to the Insider Letter Agreement, dated as of May 12, 2026, by and between Hennessy Capital Investment Corp. VIII, its officers, its directors and HC VIII Sponsor LLC.
10.3	Investment Management Trust Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.4	Registration Rights Agreement, dated February 4, 2026, by and among Hennessy Capital Investment Corp. VIII, HC VIII Sponsor LLC and certain other security holders (incorporated by reference to Exhibit 10.3 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.5	Administrative Support Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.4 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.6	Founder Shares Subscription Agreement, by and between Hennessy Capital Investment Corp. VIII and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VIII’s Registration Statement on Form S-1 (File No. 333-291924) filed with the SEC on February 2, 2026).
10.7	Private Placement Units Purchase Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.8	Form of Indemnity Agreement, dated February 4, 2026, by and between Hennessy Capital Investment Corp. VIII and each of the officers and directors of Hennessy Capital Investment Corp. VIII (incorporated by reference to Exhibit 10.6 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VIII

Dated: May 12, 2026		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2026		/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

