Form 10-Q
period 2026-06-30
Hennessy Capital Investment Corp. VIII
filed 2026-08-12
CIK 2099093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 24,821,000 Class A ordinary shares and 10,692,515 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VIII

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$654,636	$935
Prepaid expenses	74,107	—
Short-term prepaid insurance	54,726	—
Total current assets	783,469	935
Deferred offering costs	—	342,930
Cash held in the Trust Account	244,651,743	—
Total Assets	$245,435,212	$343,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$115,000	$313,285
Accrued expenses	67,038	34,085
Promissory note — related party	—	16,000
Total current liabilities	182,038	363,370
Deferred underwriting fee	4,830,000	—
Deferred legal fees	480,000	—
Total Liabilities	5,492,038	363,370

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 24,150,000 and no shares at redemption value of $10.13 and $0 per share at June 30, 2026 and December 31, 2025, respectively	244,617,954	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 671,000 and no shares issued and outstanding (excluding 24,150,000 and no shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,692,515 shares issued and outstanding at June 30, 2026 and December 31, 2025 (1)(2)	1,069	1,069
Additional paid-in capital	—	23,931
Accumulated deficit	(4,675,916)	(44,505)
Total Shareholders’ Deficit	(4,674,780)	(19,505)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$245,435,212	$343,865

(1)	As of December 31, 2025, includes an aggregate of up to 1,365,430 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 6, 2026, the Company consummated the Initial Public Offering (as defined below) and sold 24,150,000 Units, including 3,150,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, hence the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.
(2)	On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting in the initial shareholders holding an aggregate of 10,692,515 Class B ordinary shares. All shares and per-share amounts have been retroactively presented (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$419,464	$917,566
Loss from operations	(419,464)	(917,566)

Other income:
Interest earned on cash held in the Trust Account	2,058,621	3,282,056
Total other income, net	2,058,621	3,282,056

Net income	$1,639,157	$2,364,490

Basic and diluted weighted average shares outstanding of Class A ordinary shares	24,821,000	19,856,800
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.08
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,692,515	10,419,429
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	10,692,515	$1,069	$23,931	$(44,505)	$(19,505)

Sale of Private Placement Units	671,000	67	—	—	6,709,933	—	6,710,000

Fair value of rights included in Public Units	—	—	—	—	3,115,350	—	3,115,350

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(162,291)	—	(162,291)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,686,923)	(5,040,210)	(14,727,133)

Net income	—	—	—	—	—	725,333	725,333

Balance – March 31, 2026 (Unaudited)	671,000	67	10,692,515	1,069	—	(4,359,382)	(4,358,246)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,955,691)	(1,955,691)

Net income	—	—	—	—	—	1,639,157	1,639,157

Balance – June 30, 2026 (Unaudited)	671,000	$67	10,692,515	$1,069	$—	$(4,675,916)	$(4,674,780)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,364,490
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in the Trust Account	(3,282,056)
Changes in operating assets and liabilities:
Prepaid expenses	(74,107)
Prepaid insurance	(54,726)
Accrued expenses	32,953
Deferred legal fees	210,000
Net cash used in operating activities	(803,446)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)
Cash withdrawn from Trust Account for working capital purposes	130,314
Net cash used in investing activities	(241,369,686)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000
Proceeds from sale of Private Placement Units	6,710,000
Proceeds from promissory note – related party	70,766
Repayment of promissory note – related party	(86,766)
Payment of offering costs	(537,167)
Net cash provided by financing activities	242,826,833

Net Change in Cash	653,701
Cash – Beginning of period	935
Cash – End of period	$654,636

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$115,000
Deferred underwriting fee payable	$4,830,000
Deferred legal fees included as offering costs	$270,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Hennessy Capital Investment Corp. VIII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2026, the Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 15, 2025 (inception) through June 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 671,000 private placement units to the Sponsor (each, a “Private Placement Unit”, and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,710,000. Each Private Placement Unit consists of one Class A ordinary share and one Share Right.

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

Following the closing of the Initial Public Offering on February 6, 2026, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed into a U.S.-based trust account (the “Trust Account”), with Odyssey Transfer and Trust Company, acting as the trustee. The funds may be held in cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. However, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company may, at any time, and it expects that it will, on or prior to the 24-month anniversary of the effective date of the registration statement of which the Company’s prospectus forms a part, instruct Odyssey Transfer and Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest-bearing account until the earlier of consummation of the Company’s initial Business Combination or liquidation of the Company. Following such liquidation, the Company would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to the Company for Permitted Withdrawals (as defined below) and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest-bearing account would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Liquidity and Going Concern

As of June 30, 2026, the Company had $654,636 in cash and working capital of $601,431.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of an initial Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

The Company completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company’s management evaluated the Company’s liquidity and financial condition, and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of these unaudited condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with an initial Business Combination. There is no assurance that the Company’s plans to complete an initial Business Combination will be successful. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $654,636 and $935 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Cash Held in the Trust Account

As of June 30, 2026, the assets held in the Trust Account amounted to $244,651,743, and were held in an interest-bearing deposit account. As of December 31, 2025, no assets were held in the Trust account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Share Rights	(3,115,350)
Class A ordinary shares issuance cost	(10,449,520)
Plus:
Accretion of carrying value to redemption value	14,727,133
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$242,662,263
Plus:
Accretion of carrying value to redemption value	1,955,691
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$244,617,954

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,145,635	$493,522	$1,145,635	$493,522
Denominator:
Weighted-average shares outstanding	24,821,000	10,692,515	24,821,000	10,692,515
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	For the Six Months Ended June 30, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,550,761	$813,729	$1,550,761	$813,729
Denominator:
Weighted-average shares outstanding	19,856,800	10,419,429	19,856,800	10,419,429
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.08	$0.08

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, for which the Company issued 8,910,429 Founder Shares to the Sponsor. On February 4, 2026, the Company, through a share dividend, issued an additional 1,782,086 Class B ordinary shares to the initial shareholders, resulting in the initial shareholders holding an aggregate of 10,692,515 Founder Shares (up to 1,365,430 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised). On February 6, 2026, the underwriters exercised their over-allotment option in full, which settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,365,430 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

The total fair value of the 130,000 Founder Shares transferred to the five independent directors on January 28, 2026 was $204,490 or $1.57 per share. The Company established the initial fair value of the transferred Founder Shares on January 28, 2026, using a calculation prepared by third-party valuation experts, which takes into consideration the present value of stock of $9.86, remaining term of 0.03 years, risk-free rate of 3.70%, and market adjustment of 16.00%. The Founder Shares transferred are subject to a performance condition (i.e., providing services through an initial Business Combination). Share-based compensation would be recognized at the date an initial Business Combination is considered probable (i.e., upon consummation of an initial Business Combination) in an amount equal to the number of Founder Shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of June 30, 2026, management does not consider an initial Business Combination to be probable for accounting purposes, and therefore no share-based compensation expense has been recognized. The total grant date fair value of $204,490 represents the amount of share-based compensation expense that would be recognized upon consummation of an initial Business Combination, to the extent the Founder Shares ultimately vest.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured. The promissory note is payable on the earlier of February 28, 2026 and the date the Company consummates the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was $0 and $16,000, respectively, outstanding under the promissory note. As of June 30, 2026, the Company had borrowed an aggregate of $86,766, which has been paid in full by the Company at the closing of the Initial Public Offering on February 6, 2026. Borrowings under the promissory note are no longer available.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Due from Sponsor

On February 6, 2026, the Sponsor received $3,450 in excess of the amount due to be repaid on the promissory note. On February 10, 2026, the Sponsor has transferred back the excess payment received in the amount of $3,450. No amounts are due as of June 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, extend Working Capital Loans to the Company. If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-initial Business Combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officers and Consultants

Commencing on February 5, 2026, the date the Company’s securities are first listed on Nasdaq, the Company began to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $45,000 and $72,321 in fees for these services, respectively.

Commencing on February 5, 2026, the date on which the Company’s securities are first listed on Nasdaq, the Company began to pay its Chief Financial Officer and its President $10,000 and $15,000, respectively, plus tax reimbursements, per month for services prior to the consummation of the initial Business Combination or until the Company’s liquidation. For the three and six months ended June 30, 2026, the Company incurred and paid $80,737 and $134,562 in fees for these services, respectively. As of June 30, 2026 and December 31, 2025, the Company prepaid $26,913 and $0 for these services, which are included in prepaid expenses in the accompanying condensed balance sheets, respectively.

Commencing on February 5, 2026, the Company began to pay certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with initial Business Combination until the earlier of the consummation of initial Business Combination or its liquidation. Some of these amounts are paid through an affiliate of the Sponsor at an at-cost arrangement for individual service providers who are employees of the affiliate. For the three and six months ended June 30, 2026, the Company incurred and paid $74,778 and $124,886 in fees for these services, respectively.

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

JUNE 30, 2026

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

Additionally, one of the underwriters, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, is entitled to a deferred underwriting discount of up to 2.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, or up to $4,830,000, upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Consultant Agreement

On January 22, 2026, the Company entered into an agreement with a consultant to provide consulting services through completion of the initial Business Combination. In consideration for the consulting services, the Company has agreed to pay an upfront $30,000 fee, which has been paid and included in the unaudited condensed statements of operations, and additional compensation of incentive shares to be determined and negotiated upon completion of an initial Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 671,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 10,692,515 Class B ordinary shares issued and outstanding.

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$654,636	$935
Cash held in the Trust Account	$244,651,743	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$419,464	$917,566
Interest earned on cash held in the Trust Account	$2,058,621	$3,282,056

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

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Overview

HCIC is a SPAC incorporated in the Cayman Islands on July 15, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). HCIC intends to effectuate its initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of an aggregate of 671,000 private placement units to the Sponsor (each a “Private Placement Unit” and collectively, the “Private Placement Units”), and any sale of securities in connection with its initial Business Combination, including its shares, debt or a combination of cash, shares and debt.

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

Results of Operations

HCIC has neither engaged in any operations nor generated any operating revenues to date. The only activities from July 15, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination after the completion of the Initial Public Offering. HCIC does not expect to generate any operating revenues until after the completion of its initial Business Combination. It expects to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account after the Initial Public Offering. HCIC expects to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended June 30, 2026, HCIC had a net income of $1,639,157, which consists of general and administrative costs of $419,464, offset by interest income on cash held in the Trust Account of $2,058,621.

For the six months ended June 30, 2026, HCIC had a net income of $2,364,490, which consists of general and administrative costs of $917,566, offset by interest income on cash held in the Trust Account of $3,282,056.

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

For the six months ended June 30, 2026, net cash used in operating activities was $803,446. Net income of $2,364,490 was affected by interest earned on cash held in the Trust Account of $3,282,056. Changes in operating assets and liabilities provided $114,120 of cash for operating activities.

As of June 30, 2026, HCIC had cash held in the Trust Account of $244,651,743 (which includes $3,151,743 of interest income available for permitted withdrawals). HCIC may withdraw interest from the Trust Account to pay taxes, if any. HCIC intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds in the Trust Account that may be released to HCIC to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any) and excluding any deferred underwriting commission, if any, to complete its initial Business Combination. To the extent that HCIC’s share capital or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

As of June 30, 2026, HCIC had cash of $654,636. HCIC intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay HCIC’s income taxes. In addition, HCIC may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although HCIC does not have any current intention to do so. If HCIC entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed initial Business Combination and the amount of HCIC’s available funds at the time. HCIC’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Off-Balance Sheet Financing Arrangements

HCIC has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. HCIC does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HCIC has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HCIC’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HCIC’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HCIC’s management evaluated, with the participation of HCIC’s current chief executive officer and chief financial officer (HCIC’s “Certifying Officers”), the effectiveness of HCIC’s disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HCIC’s Certifying Officers concluded that, as of June 30, 2026, HCIC’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of HCIC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
10.1	Amendment to the Insider Letter Agreement, dated as of May 12, 2026, by and between Hennessy Capital Investment Corp. VIII, its officers, its directors and HC VIII Sponsor LLC (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VIII’s Form 10-Q, filed with the SEC on May 12, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VIII

Dated: August 12, 2026		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026		/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

