Form 10-Q
period 2026-09-30
Hennessy Capital Investment Corp. VIII
filed 2026-11-13
CIK 2099093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 24,821,000 Class A ordinary shares and 10,692,515 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VIII

Table of Contents

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Statements of Operations for the three months and nine months ended September 30, 2026, and for the period from July 15, 2025 (inception) through September 30, 2025 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three months and nine months ended September 30, 2026, and for the period from July 15, 2025 (inception) through September 30, 2025 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2026, and for the period from July 15, 2025 (inception) through September 30, 2025 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$372,369	$935
Prepaid expenses	69,312	—
Short-term prepaid insurance	38,379	—
Total current assets	480,060	935
Deferred offering costs	—	342,930
Cash held in the Trust Account	246,707,239	—
Total Assets	$247,187,299	$343,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$115,000	$313,285
Accrued expenses	70,296	34,085
Promissory note — related party	—	16,000
Total current liabilities	185,296	363,370
Deferred underwriting fee	4,830,000	—
Deferred legal fees	500,000	—
Total Liabilities	5,515,296	363,370

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 24,150,000 and no shares at redemption value of $10.21 and $0 per share at September 30, 2026 and December 31, 2025, respectively	246,636,431	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 671,000 and no shares issued and outstanding (excluding 24,150,000 and no shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,692,515 shares issued and outstanding at September 30, 2026 and December 31, 2025 (1)(2)	1,069	1,069
Additional paid-in capital	—	23,931
Accumulated deficit	(4,965,564)	(44,505)
Total Shareholders’ Deficit	(4,964,428)	(19,505)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$247,187,299	$343,865

(1)	As of December 31, 2025, includes an aggregate of up to 1,365,430 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 6, 2026, the Company consummated the Initial Public Offering (as defined below) and sold 24,150,000 Units (as defined below), including 3,150,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, hence the 1,365,430 Class B ordinary shares are no longer subject to forfeiture.
(2)	On February 4, 2026, the Company, through a share dividend, issued 1,782,086 Class B ordinary shares to the initial shareholders, resulting in the initial shareholders holding an aggregate of 10,692,515 Class B ordinary shares. All share and per-share amounts have been retroactively presented (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 15, 2025 (Inception) Through September 30, 2025
General and administrative costs	$395,884	$1,313,450	$—
Loss from operations	(395,884)	(1,313,450)	—

Other income:
Interest earned on cash held in the Trust Account	2,124,713	5,406,769	—
Total other income, net	2,124,713	5,406,769	—

Net income	$1,728,829	$4,093,319	$—

Basic and diluted weighted average shares outstanding of Class A ordinary shares	24,821,000	21,535,868	1
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.13	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,692,515	10,511,796	1
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.13	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	10,692,515	$1,069	$23,931	$(44,505)	$(19,505)

Sale of Private Placement Units	671,000	67	—	—	6,709,933	—	6,710,000

Fair value of Share Rights included in Units	—	—	—	—	3,115,350	—	3,115,350

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(162,291)	—	(162,291)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,686,923)	(5,040,210)	(14,727,133)

Net income	—	—	—	—	—	725,333	725,333

Balance – March 31, 2026 (Unaudited)	671,000	67	10,692,515	1,069	—	(4,359,382)	(4,358,246)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,955,691)	(1,955,691)

Net income	—	—	—	—	—	1,639,157	1,639,157

Balance – June 30, 2026 (Unaudited)	671,000	67	10,692,515	1,069	—	(4,675,916)	(4,674,780)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,018,477)	(2,018,477)

Net income	—	—	—	—	—	1,728,829	1,728,829

Balance – September 30, 2026 (Unaudited)	671,000	$67	10,692,515	$1,069	$—	$(4,965,564)	$(4,964,428)

FOR THE PERIOD FROM JULY 15, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 15, 2025 (inception)	1	$—	$—	$—	$—
Balance as of September 30, 2025 (Unaudited)	1	$—	$—	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from July 15, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$4,093,319	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in the Trust Account	(5,406,769)	—
Changes in operating assets and liabilities:
Prepaid expenses	(69,312)	—
Prepaid insurance	(38,379)	—
Accrued expenses	36,211	—
Deferred legal fees	230,000	—
Net cash used in operating activities	(1,154,930)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)	—
Cash withdrawn from Trust Account for working capital purposes	199,530	—
Net cash used in investing activities	(241,300,470)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000	—
Proceeds from sale of Private Placement Units	6,710,000	—
Proceeds from promissory note – related party	70,766	—
Repayment of promissory note – related party	(86,766)	—
Payment of offering costs	(537,166)	—
Net cash provided by financing activities	242,826,834	—

Net change in cash	371,434	—
Cash – beginning of the period	935	—
Cash – end of the period	$372,369	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$115,000	$—
Deferred underwriting fee payable	$4,830,000	$—
Deferred legal fees included as offering costs	$270,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Hennessy Capital Investment Corp. VIII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2026, the Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 15, 2025 (inception) through September 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either in connection with a general meeting called to approve the initial Business Combination or by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less Permitted Withdrawals), divided by the number of then outstanding Public Shares, subject to the limitations described in the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 5, 2026 in connection with the Initial Public Offering

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares of the Company (“Founder Shares”), Class A ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the initial Business Combination) in favor of the initial Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all normally recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Liquidity and Going Concern

As of September 30, 2026, the Company had $372,369 in cash and working capital of $294,764.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of an initial Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is not an emerging growth company difficult or impossible because of the potential differences in accounting standards used.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $372,369 and $935 in cash as of September 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Cash Held in the Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $246,707,239 and were held in an interest-bearing deposit account. As of December 31, 2025, no assets were held in the Trust Account.

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

Deferred Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. On February 6, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Share Rights included in the Units and Private Placement Units were charged to shareholders’ deficit as the Share Rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Share Rights	(3,115,350)
Class A ordinary shares issuance cost	(10,449,520)
Plus:
Accretion of carrying value to redemption value	14,727,133
Class A ordinary shares subject to possible redemption, March 31, 2026	$242,662,263
Plus:
Accretion of carrying value to redemption value	1,955,691
Class A ordinary shares subject to possible redemption, June 30, 2026	$244,617,954
Plus:
Accretion of carrying value to redemption value	2,018,477
Class A ordinary shares subject to possible redemption, September 30, 2026	$246,636,431

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. The calculation of diluted income per ordinary share does not consider the effect of the Share Rights issued in connection with the Initial Public Offering and the Private Placement Units since the conversion of the Share Rights is contingent upon the occurrence of future events. The calculation of diluted net income per ordinary share does not consider the effect of the Share Rights, since the conversion of these Share Rights is contingent upon the occurrence of future events (the consummation of the initial Business Combination). These Share Rights are convertible into an aggregate of 2,068,416 Class A ordinary shares. At September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,208,308	$520,521	$1,208,308	$520,521
Denominator:
Weighted-average shares outstanding	24,821,000	10,692,515	24,821,000	10,692,515
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05

	For the Nine Months Ended September 30, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,750,690	$1,342,629	$2,750,690	$1,342,629
Denominator:
Weighted-average shares outstanding	21,535,868	10,511,796	21,535,868	10,511,796
Basic and diluted net income per ordinary share	$0.13	$0.13	$0.13	$0.13

For the Period from July 15, 2025 (Inception) Through September 30, 2025
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$—	$—	$—	$—
Denominator:
Weighted-average shares outstanding	1	1	1	1
Basic and diluted net income per ordinary share	$—	$—	$—	$—

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period achievement of a performance condition becomes probable (i.e., the occurrence of an initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in the expense captions presented on the face of the statements of operations. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the closing of the Initial Public Offering on February 6, 2026, the Company sold 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,150,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $241,500,000. Each Unit consists of one Class A ordinary share and one Share Right.

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

SEPTEMBER 30, 2026

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

Note 5 — Related Party Transactions

Founder Shares

On July 15, 2026, the Company issued one Class A ordinary share to the Sponsor. On October 16, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, for which the Company issued 8,910,429 Founder Shares to the Sponsor and the Sponsor surrendered one Class A ordinary share. On February 4, 2026, the Company, through a share dividend, issued an additional 1,782,086 Class B ordinary shares to the initial shareholders, resulting in the initial shareholders holding an aggregate of 10,692,515 Founder Shares (up to 1,365,430 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised). On February 6, 2026, the underwriters exercised their over-allotment option in full, which settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,365,430 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

The total fair value of the 130,000 Founder Shares transferred to the five independent directors on January 28, 2026 was $204,490 or $1.57 per share. The Company established the initial fair value of the transferred Founder Shares on January 28, 2026, using a calculation prepared by third-party valuation experts, which takes into consideration the value of stock of $9.86, remaining term of 0.03 years, risk-free rate of 3.70%, and market adjustment of 16.00%. The Founder Shares transferred are subject to a performance condition (i.e., providing services through an initial Business Combination). Share-based compensation would be recognized at the date an initial Business Combination is considered probable (i.e., upon consummation of an initial Business Combination) in an amount equal to the number of Founder Shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of September 30, 2026, management does not consider an initial Business Combination to be probable for accounting purposes, and therefore no share-based compensation expense has been recognized. The total grant date fair value of $204,490 represents the amount of share-based compensation expense that would be recognized upon consummation of an initial Business Combination, to the extent the Founder Shares ultimately vest.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured. The promissory note is payable on the earlier of February 28, 2026 and the date the Company consummates the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $0 and $16,000, respectively, outstanding under the promissory note. As of September 30, 2026, the Company had borrowed an aggregate of $86,766, which has been paid in full by the Company at the closing of the Initial Public Offering on February 6, 2026. Borrowings under the promissory note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, extend Working Capital Loans to the Company. If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-initial Business Combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officers and Consultants

Commencing on February 5, 2026, the date the Company’s securities are first listed on Nasdaq, the Company began to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $45,000 and $117,321 in fees for these services, respectively. For the period from July 15, 2025 (inception) through September 30, 2025, no amounts were incurred for these services.

Commencing on February 5, 2026, the date on which the Company’s securities were first listed on Nasdaq, the Company began to pay its Chief Financial Officer and its President $10,000 and $15,000, respectively, plus tax reimbursements, per month for services prior to the consummation of the initial Business Combination or until the Company’s liquidation. For the three and nine months ended September 30, 2026, the Company incurred and paid $80,738 and $215,300 in fees for these services, respectively. As of September 30, 2026 and December 31, 2025, the Company prepaid $26,913 and $0 for these services, which are included in prepaid expenses in the accompanying condensed balance sheets, respectively.

Commencing on February 5, 2026, the Company began to pay certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with the initial Business Combination until the earlier of the consummation of the initial Business Combination or its liquidation. Some of these amounts are paid through an affiliate of the Sponsor at an at-cost arrangement for individual service providers who are employees of the affiliate. For the three and nine months ended September 30, 2026, the Company incurred and paid $74,009 and $198,895 in fees for these services, respectively.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Registration Rights

The holders of the Founder Shares, Private Placement Units, including any Private Placement Units that may be issued upon conversion of the Working Capital Loans, and the Class A ordinary shares and Share Rights underlying any such Private Placement Units, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had total deferred legal fees of $500,000 and $0, respectively, of which $230,000 was related to general matters and $270,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, deferred legal fees are classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2026.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 671,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 10,692,515 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustments as provided in the Company’s amended and restated memorandum and articles of association.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

HENNESSY CAPITAL INVESTMENT CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	September 30, 2026	December 31, 2025
Cash	$372,369	$935
Cash held in the Trust Account	$246,707,239	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 15, 2025 (Inception) Through September 30,
	2026	2026	2025
General and administrative costs	$395,884	$1,313,450	$—
Interest earned on cash held in the Trust Account	$2,124,713	$5,406,769	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). HCIC’s forward-looking statements include, but are not limited to, statements regarding HCIC or HCIC’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “projects,” “predicts,” “should,” “will,” or “would,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

HCIC cautions that forward-looking statements are not guarantees of future performance and that its actual results of operations, financial condition and liquidity and developments in the industry in which it operates may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on forward-looking statements. In addition, even if HCIC’s results of operations, financial condition and liquidity and developments in the industry in which it operates are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Quarterly Report are based on HCIC’s current expectations and beliefs concerning future developments and their potential effects on HCIC. There can be no assurance that future developments affecting HCIC will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond HCIC’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HCIC’s ability to select an appropriate target business or businesses;

●	HCIC’s ability to complete its initial Business Combination (as defined below);

●	HCIC’s expectations around the performance of a prospective target business or businesses;

●	HCIC’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its initial Business Combination;

●	HCIC’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HCIC’s business or in approving its initial Business Combination;

●	HCIC’s potential ability to obtain additional financing to complete its initial Business Combination;

●	HCIC’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HCIC’s officers and directors to generate a number of potential initial Business Combination opportunities;

●	HCIC’s public securities’ liquidity and trading volumes;

●	the availability to HCIC of funds from interest income on the trust account (the “Trust Account”) balance;

●	the Trust Account not being subject to claims of third parties;

●	HCIC’s financial performance; and

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in HCIC’s Annual Report on Form 10-K for the year ended December 31, 2025, and in HCIC’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 5, 2026 in connection with its initial public offering (the “Initial Public Offering”).

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

The issuance of additional ordinary shares in an initial Business Combination:

●	may significantly dilute the equity interest of HCIC’s public shareholders, which dilution would increase if the anti-dilution provisions applicable to the Class B ordinary shares of HCIC (“Founder Shares”) resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded to ordinary shares;
●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, HCIC’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of HCIC’s present officers and directors;
●	may have the effect of delaying or preventing a change of control of HCIC by diluting the equity ownership or voting rights of a person seeking to obtain control of HCIC; and
●	may adversely affect prevailing market prices for Class A ordinary shares and/or rights.

Similarly, if HCIC issues debt securities or otherwise incurs significant indebtedness, it could result in:

●	default and foreclosure on HCIC’s assets if its operating revenues after an initial Business Combination are insufficient to repay its debt obligations;
●	acceleration of HCIC’s obligations to repay the indebtedness (even if HCIC makes all principal and interest payments when due) if HCIC breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	HCIC’s immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	HCIC’s inability to obtain necessary additional financing if the debt contains covenants restricting its ability to obtain such financing while the debt is outstanding;
●	HCIC’s inability to pay dividends on ordinary shares;
●	the use of a substantial portion of HCIC’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on its ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on HCIC’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on HCIC’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes; and
●	other disadvantages compared to its competitors who have less debt.

HCIC expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot provide any assurance that its plans to complete an initial Business Combination will be successful.

Results of Operations

HCIC has neither engaged in any operations nor generated any operating revenues to date. The only activities from July 15, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination after the completion of the Initial Public Offering. HCIC does not expect to generate any operating revenues until after the completion of its initial Business Combination. It expects to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account after the Initial Public Offering. HCIC expects to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended September 30, 2026, HCIC had a net income of $1,728,829, which consists of general and administrative costs of $395,884, offset by interest income on cash held in the Trust Account of $2,124,713.

For the nine months ended September 30, 2026, HCIC had a net income of $4,093,319, which consists of general and administrative costs of $1,313,450, offset by interest income on cash held in the Trust Account of $5,406,769.

For the period from July 15, 2025 (inception) through September 30, 2025, HCIC had no net income or loss.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $1,154,930. Net income of $4,093,319 was affected by interest earned on cash held in the Trust Account of $5,406,769. Changes in operating assets and liabilities provided $158,520 of cash for operating activities.

For the period from July 15, 2025 (inception) through September 30, 2025, HCIC had no cash flows from operating activities.

As of September 30, 2026, HCIC had cash held in the Trust Account of $246,707,239 (which includes $5,207,239 of interest income available for permitted withdrawals). HCIC may withdraw interest from the Trust Account to pay taxes, if any. HCIC intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds in the Trust Account that may be released to HCIC to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any) and excluding any deferred underwriting commission, if any, to complete its initial Business Combination. To the extent that HCIC’s share capital or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

As of September 30, 2026, HCIC had cash of $372,369. HCIC intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay HCIC’s income taxes. In addition, HCIC may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although HCIC does not have any current intention to do so. If HCIC entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed initial Business Combination and the amount of HCIC’s available funds at the time. HCIC’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of HCIC’s officers and directors or their affiliates may, but none of them is obligated to, loan HCIC funds as may be required. If HCIC completes its initial Business Combination, HCIC may repay such loaned amounts out of the proceeds of the Trust Account released to HCIC. In the event that HCIC’s initial Business Combination does not close, it may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Private Placement Unit at the option of the lender. The Private Placement Units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such loans by the Sponsor, an affiliate of the Sponsor or HCIC’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HCIC does not expect to seek loans from parties other than its Sponsor, an affiliate of HCIC’s Sponsor or HCIC’s officers and directors, if any, as HCIC does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

HCIC may need to raise additional funds in order to meet the expenditures required for operating HCIC’s business. For example, if HCIC’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate its business prior to its initial Business Combination. Moreover, HCIC may need to obtain additional financing either to complete its initial Business Combination or because it becomes obligated to redeem a significant number of HCIC’s Class A ordinary shares sold as part of the Units in the Initial Public Offering (the “Public Shares”) upon completion of its initial Business Combination, in which case it may issue additional securities or incur debt in connection with such initial Business Combination. If HCIC raises additional funds through equity or convertible debt issuances, its public shareholders may suffer significant dilution, and these securities could have rights that rank senior to its Public Shares. If HCIC raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to its equity securities and could contain covenants that restrict its operations. Further, as described above, due to the anti-dilution rights of HCIC’s Founder Shares, its public shareholders may incur material dilution. In addition, HCIC intends to target businesses with enterprise values that are greater than it could acquire with the net proceeds of its Initial Public Offering and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Initial Public Offering, net of amounts needed to satisfy redemptions by public shareholders, HCIC may be required to seek additional financing to complete such proposed initial Business Combination. HCIC may also obtain financing prior to the closing of its initial Business Combination to fund its working capital needs and transaction costs in connection with its search for and completion of its initial Business Combination. There is no limitation on HCIC’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with its initial Business Combination, including pursuant to any backstop or similar agreements it may enter into following the consummation of its Initial Public Offering or otherwise. Subject to compliance with applicable securities laws, HCIC would only complete such financing simultaneously with the completion of its initial Business Combination. If HCIC is unable to complete its initial Business Combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the Trust Account. In addition, following HCIC’s initial Business Combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations.

Off-Balance Sheet Financing Arrangements

HCIC has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. HCIC does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HCIC has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

HCIC does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee and deferred legal fee described below, and agreements to pay an amount equal to $15,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support and to pay Nicholas Geeza, its Chief Financial Officer, $10,000 per month and Thomas D. Hennessy, its President, $15,000 per month, respectively, for their services. HCIC began incurring these fees on February 5, 2026, and will continue to incur these fees monthly until the earlier of the completion of HCIC’s initial Business Combination and its liquidation. HCIC also pays certain non-officer individual service providers an aggregate of $27,500 per month, with discretionary annual bonuses of up to an aggregate of $295,000, for services provided in connection with HCIC’s initial Business Combination until the earlier of the consummation of HCIC’s initial Business Combination or its liquidation. Some of these amounts are paid through Hennessy Capital Group LLC at an at-cost arrangement for individual service providers who are employees of Hennessy Capital Group LLC.

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of $0.20 per unit, or $4,830,000 in the aggregate, which was paid to the underwriters in cash at the closing of the Initial Public Offering.

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

As of September 30, 2026, HCIC had deferred legal fees of $500,000, of which $230,000 was related to general matters and $270,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to HCIC’s legal advisors upon consummation of its initial Business Combination.

On January 22, 2026, HCIC entered into an agreement with a consultant to provide consulting services through completion of the initial Business Combination. In consideration for the consulting services, HCIC has agreed to pay an upfront $30,000 fee, which has been paid and included in the statement of operations, and additional compensation of incentive shares to be determined and negotiated upon completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods presented. Actual results could materially differ from those estimates. HCIC has not identified any critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HCIC is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HCIC’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HCIC’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HCIC’s management evaluated, with the participation of HCIC’s current chief executive officer and chief financial officer (HCIC’s “Certifying Officers”), the effectiveness of HCIC’s disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HCIC’s Certifying Officers concluded that, as of September 30, 2026, HCIC’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of HCIC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VIII’s Form 8-K, filed with the SEC on February 6, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VIII

Dated: November 13, 2026		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026		/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

